Form 10QSB
period 2003-08-08
AEI INCOME & GROWTH FUND 25 LLC
filed 2003-08-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

               Commission file number:  333-99677


                   AEI INCOME & GROWTH FUND 25 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


   ___State of Delaware____              __75-3074973__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


          _______________Not Applicable________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX


                                                     Page

PART I.     Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Period ended June 30, 2003:

           Operations                                 4

           Cash Flows                                 5

           Changes in Members' Equity                 6

        Notes to Financial Statements               7 - 9

    Item 2. Management's Discussion and Analysis     10

    Item 3. Controls and Procedures                   11

PART II.    Other Information

    Item 1. Legal Proceedings                         11

    Item 2. Changes in Securities                     11

    Item 3. Defaults Upon Senior Securities           11

    Item 4. Submission of Matters to a Vote of
            Security Holders                          11

    Item 5. Other Information                         11

    Item 6. Exhibits and Reports on Form 8-K          12

        Signatures                                    12

                 AEI INCOME & GROWTH FUND 25 LLC

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                              2003       2002

CURRENT ASSETS:
  Cash                                    $   1,012  $   1,007
                                            =======    =======



                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $     315  $       0

MEMBERS' EQUITY:
  Managing Members' Equity                    1,007      1,007
  Accumulated Losses                          (310)          0
                                          ---------  ---------
      Total Members' Equity                     697      1,007
                                          ---------  ---------
           Total Liabilities and
            Members' Equity                $  1,012  $   1,007
                                            =======    =======



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                2003    2002

INCOME                                        $     5  $    0

EXPENSES:
   LLC Administration - Affiliates                 73       0
   LLC Administration - Unrelated Parties         242       0
                                              -------  -------
        Total Expenses                            315       0
                                              -------  -------

NET LOSS                                      $ (310)  $    0
                                               ======  ======

NET LOSS ALLOCATED:
   Managing Members                           $ (310)  $    0
                                               ======  ======








 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                               $   (310)  $       0

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.               315          0
                                          ---------  ---------
        Net Cash Provided By
          Operating Activities                    5          0
                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Managing Members    0      1,000
                                          ---------  ---------

NET INCREASE IN CASH                              5      1,000

CASH,  beginning of period                    1,007          0
                                          ---------  ---------
CASH, end of period                       $   1,012  $   1,000
                                            =======    =======





 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                     Managing   Limited
                                     Members    Members    Total


BALANCE, June 24, 2002              $       0 $       0 $       0

  Capital Contributions                 1,000         0     1,000
                                     --------  --------  --------
BALANCE, June 30, 2002              $   1,000 $       0 $   1,000
                                      =======   =======   =======


BALANCE, December 31, 2002          $   1,007 $       0 $   1,007

  Net Loss                               (310)        0      (310)
                                     --------  --------  --------
BALANCE, June 30, 2003              $     697 $       0 $     697
                                      =======   =======   =======





 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(2)  ORGANIZATION -

     AEI Income & Growth Fund 25 LLC (the Company), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member of the Company. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member of the Company. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in an impoundment account until a minimum of 1,500 Units are sold. As of June 30, 2003, no Limited Members were admitted to the Company. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

                AEI INCOME & GROWTH FUND 25  LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(2)  ORGANIZATION - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 7% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members' capital accounts equals the sum of the Limited Members' Adjusted Capital Contributions plus an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 99% to the Limited Members and 1% to the Managing Members.

     The Managing Members are not required to currently fund a deficit capital balance. Upon liquidation of the Company or withdrawal by a Managing Member, the Managing Members will contribute to the Company an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the Limited Members over the amount previously contributed by the Managing Members.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

     Financial Statement Presentation

      The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Accounting Estimates

      Management  uses  estimates and  assumptions  in  preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Income Taxes

      The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

      The  tax  return, the qualification of the Company as  such for tax purposes, and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Company qualification or in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

     Real Estate

      All of the properties to be purchased by the Company will be leased under long-term triple net leases.

      The   building  and  equipment  of  the  Company  will   be
      depreciated  using the straight-line method  for  financial reporting  purposes based on estimated useful lives  of  25 years and 5 years, respectively.

(4)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The   carrying  value  of  certain  assets  and  liabilities
     approximates fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the period ended June 30, 2003, the Company has had minimum operations. Expenses incurred represent administrative costs associated with reporting and correspondence requirements.

Liquidity and Capital Resources

        The Company's primary sources of cash will be proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash will be investment in real properties, payment of expenses involved in the sale of Units, the organization of the Company, the management of properties, the administration of the Company, and the payment of distributions.

        The Operating Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the Managing Members anticipate that 15% of such proceeds will be applied to cover organization and offering expenses if only the minimum proceeds are obtained and that 12.7% of such proceeds will be applied to such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the Managing Members.

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after the offering terminates. While the Company is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Company's available cash flow. Until capital is invested in properties, the Company will remain extremely liquid.

        Before the acquisition of all such properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Company's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement which became effective May 14, 2003 and will continue until May 13, 2004, subject to extension to May 13, 2005 if all 50,000 LLC Units are not sold before then.

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits -
                             Description

    31.1 Certification  of Chief Executive  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of Chief Financial  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification of Chief  Executive  Officer   and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

      b.    Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 8, 2003        AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                       (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                       Patrick W. Keene
                                       Chief Financial Officer
                                       (Principal Accounting Officer)