Form 10QSB
period 2003-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2003-11-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

               Commission file number:  333-99677


                   AEI INCOME & GROWTH FUND 25 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Delaware                    75-3074973
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (651) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]   No

         Transitional Small Business Disclosure Format:

                        Yes       No [X]




                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Period ended September 30, 2003:

           Income

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                  2003          2002

CURRENT ASSETS:
  Cash                                        $ 2,945,590     $     1,007
  Receivables                                       9,986               0
                                               -----------     -----------
      Total Current Assets                    $ 2,955,576     $     1,007
                                               ===========     ===========





                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     4,364     $         0
  Distributions Payable                             5,135               0
                                               -----------     -----------
      Total Current Liabilities                     9,499               0
                                               -----------     -----------

MEMBERS' EQUITY:
  Managing Members' Equity                    $     1,011     $     1,007
  Limited Members' Equity, $1,000 Unit Value
    50,000 Units authorized; 3,462 Units
    issued and outstanding in 2003              2,945,066               0
                                               -----------     -----------
      Total Members' Equity                     2,946,077           1,007
                                               -----------     -----------
        Total Liabilities and Members' Equity $ 2,955,576     $     1,007
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2003          2002

INTEREST INCOME                                 $    11,010    $         0

EXPENSES:
   LLC Administration - Affiliates                    3,358              0
   LLC Administration - Unrelated Parties               396              0
                                                 -----------    -----------
        Total Expenses                                3,754              0
                                                 -----------    -----------

NET INCOME                                      $     7,256    $         0
                                                 ===========    ===========

NET INCOME ALLOCATED:
   Managing Members                             $       218    $         0
   Limited Members                                    7,038              0
                                                 -----------    -----------
                                                $     7,256    $         0
                                                 ===========    ===========

NET INCOME PER LLC UNIT
(2,111 weighted average Units
  outstanding in 2003)                          $      3.33    $         0
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2003             2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $     7,256     $         0

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Increase in Receivables                          (9,986)              0
     Increase in Payable to
        AEI Fund Management, Inc.                      4,364               0
                                                  -----------     -----------
        Total Adjustments                             (5,622)              0
                                                  -----------     -----------
        Net Cash Provided By
            Operating Activities                       1,634               0
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Managing Members             0           1,000
   Capital  Contributions from Limited Members     3,462,293               0
   Organization and Syndication Costs               (519,344)              0
   Increase in Distributions Payable                   5,135               0
   Distributions to Members                           (5,135)              0
                                                  -----------     -----------
        Net Cash Provided By
            Financing Activities                   2,942,949           1,000
                                                  -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          2,944,583           1,000

CASH AND CASH EQUIVALENTS, beginning of period         1,007               0
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,945,590     $     1,000
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                      Member
                              Managing     Limited                    Units
                              Members      Members      Total      Outstanding


BALANCE, June 24, 2002       $     0    $        0    $        0            0

  Capital Contributions        1,000             0         1,000
                              --------   ----------    ----------   ----------
BALANCE, September 30, 2002  $ 1,000    $        0    $    1,000            0
                              ========   ==========    ==========   ==========


BALANCE, December 31, 2002   $ 1,007    $        0    $    1,007            0

  Capital Contributions            0     3,462,293     3,462,293     3,462.29

  Organization and
    Syndication Costs            (60)     (519,284)     (519,344)

  Distributions                 (154)       (4,981)       (5,135)

  Net Income                     218         7,038         7,256
                              --------   ----------    ----------   ----------
BALANCE, September 30, 2003  $ 1,011    $2,945,066    $2,946,077     3,462.29
                              ========   ==========    ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(2)  Organization -

     AEI Income & Growth Fund 25 LLC (the Company), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member of the Company. Robert P. Johnson, the President of AFM, serves as the Special Managing Member of the Company. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At September 30, 2003, 3,462.293 ($3,462,293) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

                AEI INCOME & GROWTH FUND 25  LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(2)  Organization - (Continued)

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

     Cash Concentrations of Credit Risk

      The Company's cash is deposited primarily in one financial institution and at times during the year it may exceed
      FDIC insurance limits.


                AEI INCOME & GROWTH FUND 25  LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(3)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

      Credit  terms are extended to tenants in the normal  course
      of   business.    The  Company  performs   ongoing   credit
      evaluations of its customers' financial condition and, generally, requires no collateral.

      Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

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



                AEI INCOME & GROWTH FUND 25  LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(4)  Investments in Real Estate. -

     In October 2003, the Company made a verbal commitment to purchase a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for approximately $1,150,000. The Company is in the process of negotiating the legal documents required to complete the acquisition. The property will be leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $106,375. The remaining interest in the property will be purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

     In November 2003, the Company entered into an Agreement to purchase a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for approximately $2,250,000. The property will be leased to Tia's Florida LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $229,500. The remaining interest in the property will be purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the property for the period from September 3, 2003 to the date the acquisition is completed or terminated. The interest is payable whether or not the acquisition is completed.

     In November 2003, the Company issued a commitment to purchase a 50% interest in a Mimi's Cafe to be constructed in Kansas City, Missouri. The purchase price will be approximately $1,100,000. The property will be leased to SWH Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $102,000. The remaining interest in the property will be purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Fair Value of Financial Instruments -

     The   carrying  value  of  certain  assets  and  liabilities
     approximates fair value.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

     Market and economic conditions which affect the value of the properties we own and the cash from rental income such properties generate;

     the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

     resolution by our managers of conflicts with which they may be confronted;

     the success of our managers of locating properties with favorable risk return characteristics;

     the effect of tenant defaults; and

     the condition of the industries in which the tenants of properties owned by the Company operate.


The Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        The Company was organized on June 24, 2002. From this date until the initial subscription proceeds of $2,110,547 were released from escrow on September 11, 2003, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of Units and had not admitted any investors as Limited Members.

        For the period ended September 30, 2003, the Company recognized interest income of $11,010 from subscription proceeds temporarily invested in a money market account and from an agreement related to the potential acquisition of a Tia's Tex-Mex restaurant. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the property for the period from September 3, 2003 to the date the acquisition is completed or terminated. The interest is payable whether or not the acquisition is completed.

        For the period ended September 30, 2003, the Company incurred LLC administration expenses payable to an affiliate of the Managing Members of $3,358. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $396. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Company to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the organization of the Company, the management of properties, the administration of the Company, and the payment of distributions.

        The Company generated $1,634 of cash from operations during the period ended September 30, 2003, including $7,256 of net income and a $4,364 increase in the payable to the Company's managers partially offset by an increase in receivables of $9,986.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

           During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement which became effective May 13, 2003 and will continue until May 12, 2004, subject to extension to May 12, 2005 if all 50,000 LLC Units are not sold before then. Through September 30, 2003, the Company raised a total of $3,462,293 from the sale of 3,462.293 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $519,344.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the period ended September 30, 2003, the Company declared distributions of $5,135, which were distributed 97% to Limited Members and 3% to the Managing Members.

        Beginning in 2006, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at September 30, 2003, it entered into several commitments after this date.

        In October 2003, the Company made a verbal commitment to purchase a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for approximately $1,150,000. The Company is in the process of negotiating the legal documents required to complete the acquisition. The property will be leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $106,375. The remaining interest in the property will be purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

       In November 2003, the Company entered into an Agreement to purchase a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for approximately $2,250,000. The property will be leased to Tia's Florida LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $229,500. The remaining interest in the property will be purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company.

        In November 2003, the Company issued a commitment to purchase a 50% interest in a Mimi's Cafe to be constructed in Kansas City, Missouri. The purchase price will be approximately $1,100,000. The property will be leased to SWH Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $102,000. The remaining interest in the property will be purchased by AEI Accredited Investor Fund 2002 Limited Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        These commitments to acquire properties exceeded funds available from subscription proceeds at September 30, 2003. We anticipate future subscription proceeds will be adequate to fund the final acquisition of these commitments. If future subscription proceeds are insufficient, the Company would be forced to seek alternative sources of funds, such as a joint venture with an affiliated entity.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

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

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None




                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits -
                             Description

    10.1  Assignment of Purchase Agreement dated November 12,  2003
          between   the  Company  and  AEI  Fund  Management,  Inc.
          relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida.

    10.2 Assignment of Development Financing and Leasing Commitment dated November 10, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri.

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

Dated:  November 14, 2003     AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)