Form 10KSB
period 2003-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2004-03-29
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

               Commission file number:  333-99677

                 AEI INCOME & GROWTH FUND 25 LLC
         (Name of Small Business Issuer in its Charter)

        State of Delaware                75-3074973
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

      30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                         (651) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer's revenues for year ended December 31, 2003 were $20,435.

As of February 29, 2004, there were 9,622.654 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $9,622,654.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

  Use Company NOT Partnership, LLC Unit and LLC administration expenses


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2003, 7,167.541 Units ($7,167,541) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2003, the Company had purchased partial interests in two properties at a total cost of $3,408,039. The properties are commercial, single tenant buildings leased under triple net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The Company's properties were purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to twelve years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the lessees with three to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

Property Activity

        On December 9, 2003, the Company purchased a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for $1,146,533. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $106,375. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

       On December 10, 2003, the Company purchased a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for $2,261,506. The property is leased to Tia's Florida, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $229,500. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company.

        Subsequent to December 31, 2003, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for approximately $972,300. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $78,234. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

        Subsequent to December 31, 2003, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for approximately $932,400. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $72,727. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2003, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company's share of the total purchase price, including the cost of the land, will be approximately $1,100,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $102,000. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

Major Tenants

        During 2003, two tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2003. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2004 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

        The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

Employees

        The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The Company's investment objectives are to acquire existing or newly-developed commercial properties that offer the potential for (i) regular cash distributions of lease income;
(ii)  growth  in lease income through rent escalation provisions;
(iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and leased to various tenants under triple net leases, which are classified as operating leases. The Company holds an undivided fee simple interest in the properties.

        The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2003.

                          Total Property                 Annual     Annual
                Purchase   Acquisition                   Lease      Rent Per
Property          Date        Costs        Lessee        Payment    Sq. Ft.

Johnny Carino's
Restaurant
 Lake Charles, LA                       Kona Restaurant
 (50.0%)         12/9/03   $1,146,533    Group, Inc.     $106,375    $33.08

Tia's Tex-Mex
Restaurant
 Brandon, FL                            Tia's Florida,
 (75.0%)        12/10/03   $2,261,506       LLC          $229,500    $41.87


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Johnny Carino's restaurant is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Tia's Tex-Mex restaurant is owned by AEI Accredited Investor Fund 2002 Limited Partnership. Each entity owns a separate, undivided interest in the property.

        The Company accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The initial Lease terms are 17 years for the Johnny Carino's restaurant and 15 years for the Tia's Tex-Mex restaurant. The Leases contain renewal options which may extend the Lease term an additional 15 years for the Johnny Carino's restaurant and 20 years for the Tia's Tex-Mex restaurant.

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        Through December 31, 2003, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 204 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in September 2006, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

        Cash distributions of $1,719 were made to the Managing Members and $55,580 were made to the Limited Members in 2003. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At
December 31, 2003, the Company's Units were valued at $1,000. The basis for this valuation is the Company is currently engaged in a public offering at a price of $1,000 per Unit. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $1,000 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $1,000 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        The  Company was organized on June 24, 2002.   From  this
date until initial subscription proceeds of $2,110,547 were released from escrow on September 11, 2003, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of units and had not admitted any investors as Limited Members.

        For the year ended December 31, 2003, the Company recognized rental income of $20,435 representing rent from two properties acquired during the year. At December 31, 2003, the scheduled annual rent for the two properties was $335,875.

       For the year ended December 31, 2003, the Company incurred LLC administration expenses from affiliated parties of $17,779. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $993. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        For the year ended December 31, 2003, the Company recognized interest income of $45,634 from subscription proceeds temporarily invested in a money market account and from an agreement related to the acquisition of a Tia's Tex-Mex restaurant. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the property for the period from September 3, 2003 to the date the acquisition was completed. The Company received $36,247 of interest income from this agreement.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $93,292 of cash from operations during the year ended December 31, 2003, representing net income of $43,189, a non-cash expense of $4,108 for depreciation and a $45,995 increase in the payable to the Company's managers for management expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During 2003, the Company expended $3,409,547 to invest in real properties (inclusive of acquisition expenses). On December 9, 2003, the Company purchased a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for $1,146,533. On December 10, 2003, the Company purchased a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for $2,261,506.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2004, subject to extension to May 12, 2005 if all 50,000 LLC Units are not sold before then. Through December 31, 2003, the Company raised a total of $7,167,541 from the sale of 7,167.541 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,075,131.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the year ended December 31, 2003, the Company declared distributions of $57,299, which were distributed 97% to Limited Members and 3% to the Managing Members.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Beginning in September 2006, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. At December 31, 2003, the Company had entered into one formal contractual commitment to expend capital and it entered into two additional commitments after this date.

        In November 2003, the Company issued a commitment to purchase a 50% interest in a Mimi's Cafe to be constructed in Kansas City, Missouri. Subsequent to December 31, 2003, the Company purchased a 50% interest in a parcel of land for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company's share of the total purchase price, including the cost of the land, will be approximately $1,100,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $102,000.

        Subsequent to December 31, 2003, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville,
Tennessee for approximately $972,300 and a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for approximately $932,400.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Year Ended December 31, 2003 and for the
  Period from Inception (June 24, 2002) to December 31, 2002:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in members' equity for the year ended December 31, 2003 and for the period from inception (June 24, 2002) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We  conducted  our  audits  in  accordance  with  auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception (June 24, 2002) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

                 AEI INCOME & GROWTH FUND 25 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                     2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,772,027   $     1,007

INVESTMENTS IN REAL ESTATE:
  Land                                             1,152,047             0
  Buildings and Equipment                          2,255,992             0
  Property Acquisition Costs                           1,508             0
  Accumulated Depreciation                            (4,108)            0
                                                  -----------   -----------
      Net Investments in Real Estate               3,405,439             0
                                                  -----------   -----------
          Total Assets                           $ 6,177,466   $     1,007
                                                  ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    45,995   $         0
  Distributions Payable                               52,164             0
                                                  -----------   -----------
      Total Current Liabilities                       98,159             0
                                                  -----------   -----------
MEMBERS' EQUITY:
  Managing Members' Equity                               524         1,007
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 7,168 and 0
   Units issued and outstanding in
   2003  and 2002, respectively                    6,078,783             0
                                                  -----------   -----------
      Total Members' Equity                        6,079,307         1,007
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $ 6,177,466   $     1,007
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                       STATEMENT OF INCOME

        FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE
   PERIOD FROM INCEPTION (JUNE 24, 2002) TO DECEMBER 31, 2002

                                                    2003          2002

RENTAL INCOME                                    $    20,435   $         0

EXPENSES:
   LLC Administration - Affiliates                    17,779             0
   LLC Administration and Property
      Management - Unrelated Parties                     993             0
   Depreciation                                        4,108             0
                                                  -----------   -----------
        Total Expenses                                22,880             0
                                                  -----------   -----------

OPERATING LOSS                                        (2,445)            0

OTHER INCOME:
   Interest Income                                    45,634             7
                                                  -----------   -----------
NET INCOME                                       $    43,189   $         7
                                                  ===========   ===========

NET INCOME ALLOCATED:
   Managing Members                              $     1,296   $         7
   Limited Members                                    41,893             0
                                                  -----------   -----------
                                                 $    43,189   $         7
                                                  ===========   ===========

NET INCOME PER LLC UNIT                          $      9.79   $         0
                                                  ===========   ===========

Weighted Average Units Outstanding                     4,280             0
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                     STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE
   PERIOD FROM INCEPTION (JUNE 24, 2002) TO DECEMBER 31, 2002

                                                    2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $    43,189   $         7

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     4,108             0
     Increase in Payable to
        AEI Fund Management, Inc.                    45,995             0
                                                 -----------   -----------
             Total Adjustments                       50,103             0
                                                 -----------   -----------
        Net Cash Provided By
            Operating Activities                     93,292             7
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (3,409,547)            0
                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Managing Members           0         1,000
    Capital  Contributions from Limited Members   7,167,541             0
    Organization and Syndication Costs           (1,075,131)            0
   Increase in Distributions Payable                 52,164             0
   Distributions to Members                         (57,299)            0
                                                 -----------   -----------
        Net Cash Provided By
            Financing Activities                  6,087,275         1,000
                                                 -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           2,771,020         1,007

CASH AND CASH EQUIVALENTS,  beginning of period       1,007             0
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,772,027   $     1,007
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

        FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE
   PERIOD FROM INCEPTION (JUNE 24, 2002) TO DECEMBER 31, 2002


                                                                Limited
                                                                 Member
                           Managing    Limited                    Units
                           Members     Members      Total      Outstanding


BALANCE, June 24, 2002     $      0  $        0   $        0            0

  Capital Contributions       1,000           0        1,000

  Net Income                      7           0            7
                            --------  ----------   ----------   ----------
BALANCE, December 31, 2002    1,007           0        1,007            0

  Capital Contributions           0   7,167,541    7,167,541     7,167.54

  Organization and
     Syndication Costs          (60) (1,075,071)  (1,075,131)

  Distributions              (1,719)    (55,580)     (57,299)

  Net Income                  1,296      41,893       43,189
                            --------  ----------   ----------   ----------
BALANCE, December 31, 2003 $    524  $6,078,783   $6,079,307     7,167.54
                            ========  ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Income & Growth Fund 25 LLC (the Company), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2003, 7,167.541
     Units ($7,167,541) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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


                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

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

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The tax return, the qualification of the Company as a partnership for tax purposes, and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Company qualification or in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Real Estate

       The Company's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The Company has capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings   and  equipment  of   the   Company   are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

       The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2002 and has determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Company owns a 50% interest in a Johnny Carino's restaurant. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 75% interest in a Tia's Tex-Mex restaurant, a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee and a 50% interest in a Mimi's Cafe restaurant under construction in Kansas City, Missouri. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company. The Company owns a 21% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

       AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                 2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                    $  17,779    $       0
                                               ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.         $     993    $       0
                                               ========     ========


                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                     2003         2002
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the lessees in the amount of $37,382 for 2003.   $   9,547    $      0
                                                    ========     ========
d.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                         $ 716,754    $      0
                                                    ========     ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                       $ 203,507    $       0
                                                    ========     ========
f.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct
  administrative costs, underwriting costs
  and due diligence fees.                          $ 154,870    $       0
                                                    ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 17 years for the Johnny Carino's restaurant and 15 years for the Tia's Tex-Mex restaurant. The Leases contain renewal options which may extend the Lease term an additional 15 years for the Johnny Carino's restaurant and 20 years for the Tia's Tex-Mex restaurant. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases. The lessee of the Johnny Carino's restaurant was granted an option to purchase the property for a price equal to the Company's acquisition cost plus a specified percentage. The option to purchase expires at the end of the third lease year.

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant was constructed and acquired in 2003. The Tia's Tex-Mex restaurant was constructed in 1995 and acquired in 2003. There have been no costs capitalized as improvements subsequent to the acquisition.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2003 are as follows:

                                 Buildings and             Accumulated
Property                Land       Equipment    Total      Depreciation

Johnny Carino's,
 Lake Charles, LA   $   305,000  $   841,533  $ 1,146,533  $   1,751
Tia's Tex-Mex,
 Brandon, FL            847,047    1,414,459    2,261,506      2,357
                     -----------  -----------  -----------  ---------
                    $ 1,152,047  $ 2,255,992  $ 3,408,039  $   4,108
                     ===========  ===========  ===========  =========


     On December 9, 2003, the Company purchased a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for $1,146,533. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $106,375.

     On December 10, 2003, the Company purchased a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for
     $2,261,506. The property is leased to Tia's Florida, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $229,500.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2003, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for approximately $972,300. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $78,234.

     Subsequent to December 31, 2003, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for approximately $932,400. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $72,727.

     Subsequent to December 31, 2003, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance
     funds  to  SWH  for  the  construction  of  a  Mimi's   Cafe
     restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company's share of the total purchase price, including the cost of the land, will be approximately $1,100,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $102,000.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $  335,875
                       2005              336,939
                       2006              338,013
                       2007              339,098
                       2008              363,144
                       Thereafter      4,158,105
                                       -----------
                                      $ 5,871,174
                                       ===========

     There were no contingent rents recognized in 2003.


                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                                      2003
      Tenants             Industry

     Tia's Florida, LLC           Restaurant        $ 13,572
     Kona Restaurant Group, Inc.  Restaurant           6,863
                                                     --------

     Aggregate rent revenue of major tenants        $ 20,435
                                                     ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  100%
                                                     ========

(6)  Members' Capital -

     Cash distributions of $1,719 were made to the Managing Members and $55,580 were made to the Limited Members for the year ended December 31, 2003. The Limited Members' distributions represent $12.99 per LLC Unit outstanding using 4,280 weighted average Units in 2003. The distributions represent $9.79 per Unit of Net Income and $3.20 per Unit of return of contributed capital in 2003.

     Beginning in September 2006, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2003        2002

     Net Income for Financial
      Reporting Purposes                  $  43,189    $       7

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                     (1,477)           0

     Capitalized Start-Up Costs
      Under Section 195                       13,092           0

     Amortization of Start-Up and
      Organization Costs                        (318)          0
                                           ----------   ---------
           Taxable Income to Members      $   54,486   $       7
                                           ==========   =========


                 AEI INCOME & GROWTH FUND 25 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                               2003         2002

     Members' Equity for
      Financial Reporting Purposes         $6,079,307    $   1,007

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                       (1,477)           0

     Capitalized Start-Up Costs
      Under Section 195                        13,092            0

     Amortization of Start-Up and
      Organization Costs                         (318)           0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes      1,071,518            0
                                            ----------    ----------
           Members' Equity for
              Tax Reporting Purposes       $7,162,122    $   1,007
                                            ==========    ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2003                    2002
                           Carrying     Fair        Carrying      Fair
                            Amount     Value        Amount        Value

     Money  Market Funds  $2,772,027   $2,772,027   $  1,007    $  1,007
                           ----------   ----------   --------    --------
       Total Cash and
         Cash Equivalents $2,772,027   $2,772,027   $  1,007    $  1,007
                           ==========   ==========   ========    ========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. (AFM), the Managing Member, and Robert
P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2004. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Special Managing Member of the Company, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Special Managing Member, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
             (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2003, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method        Inception (June 24, 2002)
Compensation                of Compensation          To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to          $  716,754
                      10% of proceeds, most of which
                      were reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other       $  358,377
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all         $    9,547
and Affiliates        Acquisition Expenses

Managing Members      Reimbursement at Cost for all         $   17,779
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all         $        0
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
              (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method        Inception (June 24, 2002)
Compensation                of Compensation          To December 31, 2003

Managing Members      3% of Net Cash Flow in any            $    1,719
                      fiscal year.

Managing Members      1% of distributions of Net            $        0
                      Proceeds of Sale until Limited
                      Members have received an amount
                      equal to (a) their Adjusted Capital
                      Contributions, plus (b) an amount
                      equal to 7% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded, to the
                      extent not previously distributed.
                      10%  of  distributions  of   Net
                      Proceeds of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.   Exhibits -
                            Description

     3.1   Certificate of Limited Liability Company (incorporated
     by   reference   to   Exhibit  3.1   of   the   registrant's
     Registration  Statement on Form SB-2 filed on September  17,
     2002 [File No. 333-99677]).

     3.2 Operating Agreement to the Prospectus (incorporated by reference to Exhibit A of the registrant's Registration
     Statement  on  Form SB-2 filed on April 14, 2003  [File  No.
     333-99677]).

     10.1  Form  of  Impoundment  Agreement  with  Fidelity  Bank
     (incorporated   by   reference  to   Exhibit   10   of   the
     registrant's Registration Statement on Form SB-2 filed on April 14, 2003 [File No. 333-99677]).

     10.2 Assignment of Development Financing and Leasing Commitment dated November 10, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2003).

     10.3 Assignment of Purchase Agreement dated November 12, 2003 between the Company and AEI Fund Management, Inc. relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14, 2003).

     10.4 Purchase Agreement dated December 9, 2003 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2638 Derek Drive, Lake Charles, Louisiana
     (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 18, 2003).

     10.5 Net Lease Agreement dated December 9, 2003 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2638 Derek Drive, Lake Charles, Louisiana
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 18, 2003).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

          A.  Exhibits -
                              Description

     10.6  Net  Lease Agreement dated December 10,  2003  between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Tia's Florida LLC relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 18, 2003).

     10.7 Assignment of Purchase Agreement dated January 2, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 914 Two Mile Parkway, Goodlettsville, Tennessee (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

     10.8 Assignment of Purchase Agreement dated January 2, 2004 between the Company, AEI Income & Growth Fund 23 LLC, Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17,
     2004).

     10.9 Net Lease Agreement dated February 4, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and SWH Corporation relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 13, 2004).

     10.10 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Transgate, LLC relating to the Property at 914 Two Mile Parkway, Goodlettsville, Tennessee (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

     10.11 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 23 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


          B. Reports on Form 8-K - During   the    quarter  ended
                                   December 31, 2003, the Company
                                   filed a Form  8-K,  dated
                                   December  18,  2003,  reporting
                                   the acquisition   of  a  Johnny
                                   Carino's restaurant  in    Lake
                                   Charles,  Louisiana.

                                   During   the   quarter    ended
                                   December 31, 2003, the  Company
                                   filed   a   Form   8-K,   dated
                                   December 18,2003, reporting the
                                   acquisition of  a Tia's Tex-Mex
                                   restaurant in  Brandon, Florida.


ITEM 14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                              2003       2002

     Audit Fees                           $   6,430   $  3,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   6,430   $  3,650
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.


                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI INCOME & GROWTH FUND 25
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 26, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/Robert P Johnson  President (Principal Executive  Officer)  March 26, 2004
   Robert P.Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 26, 2004
   Patrick W.Keene   (Principal Accounting Officer)