Form 10QSB
period 2004-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2004-05-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

               Commission file number:  000-50609


                   AEI INCOME & GROWTH FUND 25 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


          State of Delaware              75-3074973
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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004           2003
CURRENT ASSETS:
  Cash    and Cash Equivalents                   $ 3,375,094    $ 2,772,027
  Receivables                                          4,797              0
                                                  -----------    -----------
      Total Current Assets                         3,379,891      2,772,027
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             2,620,016      1,152,047
  Buildings and Equipment                          3,360,922      2,255,992
  Construction in Progress                           116,065              0
  Property Acquisition Costs                               0          1,508
  Accumulated Depreciation                           (34,284)        (4,108)
                                                  -----------    -----------
      Net Investments in Real Estate               6,062,719      3,405,439
                                                  -----------    -----------
          Total Assets                           $ 9,442,610    $ 6,177,466
                                                  ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    28,402    $    45,995
  Distributions Payable                               90,046         52,164
  Unearned Rent                                       40,372              0
                                                  -----------    -----------
      Total Current Liabilities                      158,820         98,159
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                              (348)           524
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 10,972 and 7,168
   Units issued and outstanding in
   2004  and  2003, respectively                   9,284,138      6,078,783
                                                  -----------    -----------
      Total Members' Equity                        9,283,790      6,079,307
                                                  -----------    -----------
         Total Liabilities and Members' Equity   $ 9,442,610    $ 6,177,466
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004          2003

RENTAL INCOME                                      $   111,210   $         0

EXPENSES:
   LLC Administration - Affiliates                      21,514             0
   LLC Administration and Property
      Management - Unrelated Parties                     4,577             0
      Depreciation                                      30,176             0
                                                    -----------   -----------
        Total Expenses                                  56,267             0
                                                    -----------   -----------

OPERATING INCOME                                        54,943             0

OTHER INCOME:
   Interest Income                                       6,030             0
                                                    -----------   -----------
NET INCOME                                         $    60,973   $         0
                                                    ===========   ===========

NET INCOME ALLOCATED:
   Managing Members                                $     1,829   $         0
   Limited Members                                      59,144             0
                                                    -----------   -----------
                                                   $    60,973   $         0
                                                    ===========   ===========

NET INCOME PER LLC UNIT                            $      7.19   $         0
                                                    ===========   ===========

Weighted Average Units Outstanding                       8,221             0
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    60,973   $         0

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       30,176             0
     Increase in Receivables                            (4,797)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (17,593)            0
     Increase in Unearned Rent                          40,372             0
                                                    -----------   -----------
             Total Adjustments                          48,158             0
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       109,131             0
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (2,687,456)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        3,804,184             0
   Organization and Syndication Costs                 (570,628)            0
   Increase in Distributions Payable                    37,882             0
   Distributions to Members                            (90,046)            0
                                                    -----------   -----------
        Net Cash Provided By
            Financing Activities                     3,181,392             0
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                603,067             0

CASH AND CASH EQUIVALENTS, beginning of period       2,772,027         1,007
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,375,094   $     1,007
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2002  $ 1,007   $         0  $     1,007            0

  Net Income                      0             0            0
                             -------   -----------  -----------  -----------
BALANCE, March 31, 2003     $ 1,007   $         0  $     1,007            0
                             =======   ===========  ===========  ===========


BALANCE, December 31, 2003  $   524   $ 6,078,783  $ 6,079,307     7,167.54

  Capital Contributions           0     3,804,184    3,804,184     3,804.18

  Organization and
    Syndication Costs             0      (570,628)    (570,628)

  Distributions              (2,701)      (87,345)     (90,046)

  Net Income                  1,829        59,144       60,973
                             -------   -----------  -----------  -----------
BALANCE, March 31, 2004     $  (348)  $ 9,284,138  $ 9,283,790    10,971.72
                             =======   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At March 31, 2004, 10,971.725
     Units ($10,971,725) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

(3)  Investments in Real Estate -

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


                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $941,813. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $72,741. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

     On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $983,472. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,840. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $647,614, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through March 31, 2004, the Company had advanced $116,065 for construction of the property and was charging interest on the advances at a rate of 6%. The Company's share of the total purchase price, including the cost of the land, will be approximately $1,100,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $102,000. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     Subsequent  to  March  31, 2004, the  Company  purchased  an
     Applebee's restaurant in Macedonia, Ohio for approximately $3,080,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.



                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2004, the Company recognized rental income of $111,210 representing three months rent from two properties and rent from three properties acquired during the period. At March 31, 2004, the scheduled annual rent for the five properties was $523,456.

        For the three months ended March 31, 2004, the Company incurred LLC administration expenses from affiliated parties of $21,514. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $4,577. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  three months ended March 31, 2004, the  Company
recognized  interest income of $6,030 from subscription  proceeds
temporarily  invested  in  a  money  market  account   and   from
construction advances.

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

        The Company generated $109,131 of cash from operations during the three months ended March 31, 2004, representing net income of $60,973, a non-cash expense of $30,176 for depreciation and $17,982 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the fourth quarter of 2003, the Company expended $3,409,547 to invest in real properties (inclusive of acquisition expenses). On December 9, 2003, the Company purchased a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for $1,146,533. On December 10, 2003, the Company purchased a 75% interest in a Tia's Tex-Mex restaurant in Brandon, Florida for $2,261,506.

        During the three months ended March 31, 2004, the Company expended $2,687,456 to invest in real properties (inclusive of acquisition expenses). On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $941,813, and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $983,472.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land for $647,614, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through March 31, 2004, the Company had advanced
$116,065 for construction of the property and was charging interest on the advances at a rate of 6%. The Company's share of the total purchase price, including the cost of the land, will be approximately $1,100,000.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2005 unless all 50,000 LLC Units are sold before then. Through March 31, 2004, the Company raised a total of $10,971,725 from the sale of 10,971.725 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,645,759.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the three months ended March 31, 2004, the Company declared distributions of $90,046, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at March 31, 2004, it entered into one commitment after this date.

        Subsequent  to March 31, 2004, the Company  purchased  an
Applebee's   restaurant  in  Macedonia,  Ohio  for  approximately
$3,080,000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

    10.1 Assignment of Purchase Agreement dated April 22, 2004 between the Company and AEI Fund Management, Inc. relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 7, 2004).

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Company and PRECO II CRIC LLC relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

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

    32 Certification  of  Chief  Executive  Officer   and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

        b. Reports filed on Form  8-K -  During the quarter ended
                                         March   31,   2004,  the
                                         Company filed a Form 8-K
                                         dated February 13, 2004,
                                         reporting the acquisition
                                         of land in  Kansas City,
                                         Missouri.

                                         During the quarter ended
                                         March  31,   2004,   the
                                         Company filed a Form 8-K
                                         dated February 17, 2004,
                                         reporting the acquisition
                                         of   a   Jared   Jewelry
                                         store  in Goodlettsville,
                                         Tennessee.

                                         During the quarter ended
                                         March  31,   2004,   the
                                         Company filed a Form 8-K
                                         dated February 17, 2004,
                                         reporting theacquisition
                                         of  a   Jared    Jewelry
                                         store    in      Madison
                                         Heights, Michigan.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2004          AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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