Form 10QSB
period 2004-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2004-08-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash   and Cash Equivalents                  $ 3,532,125    $ 2,772,027
  Receivables                                      110,107              0
                                                -----------    -----------
      Total Current Assets                       3,642,232      2,772,027
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,026,944      1,152,047
  Buildings and Equipment                        5,445,945      2,255,992
  Property Acquisition Costs                             0          1,508
  Accumulated Depreciation                         (79,539)        (4,108)
                                                -----------    -----------
      Net Investments in Real Estate             9,393,350      3,405,439
                                                -----------    -----------
           Total  Assets                       $13,035,582    $ 6,177,466
                                                ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    31,592    $    45,995
  Distributions Payable                            133,023         52,164
                                                -----------    -----------
      Total Current Liabilities                    164,615         98,159
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (1,536)           524
  Limited Members' Equity, $1,000 per Unit;
    50,000 Units authorized; 15,239 and 7,168
    Units issued and outstanding in
    2004  and  2003, respectively               12,872,503      6,078,783
                                                -----------    -----------
      Total Members' Equity                     12,870,967      6,079,307
                                                -----------    -----------
       Total  Liabilities and Members' Equity  $13,035,582    $ 6,177,466
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended       Six Months Ended
                              6/30/04      6/30/03     6/30/04     6/30/03

RENTAL INCOME               $ 167,811    $       0    $ 279,021   $       0

EXPENSES:
    LLC  Administration -
      Affiliates               33,212           73       54,726          73
   LLC Administration and
      Property Management  -
      Unrelated  Parties        4,654          242        9,231         242
    Depreciation               45,255            0       75,431           0
                             ---------    ---------    ---------   ---------
        Total Expenses         83,121          315      139,388         315
                             ---------    ---------    ---------   ---------

OPERATING INCOME (LOSS)        84,690         (315)     139,633        (315)

OTHER INCOME:
   Interest Income              8,737            5       14,767           5
                             ---------    ---------    ---------   ---------
NET INCOME (LOSS)           $  93,427    $    (310)     154,400        (310)
                             =========    =========    =========   =========

NET INCOME (LOSS) ALLOCATED:
   Managing Members         $   2,803    $    (310)       4,632        (310)
   Limited Members             90,624            0      149,768           0
                             ---------    ---------    ---------   ---------
                            $  93,427    $    (310)     154,400        (310)
                             =========    =========    =========   =========

NET INCOME PER LLC UNIT     $    7.46    $       0        14.71           0
                             =========    =========    =========   =========

Weighted  Average Units
  Outstanding                  12,144            0       10,182           0
                             =========    =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $   154,400    $      (310)

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      75,431              0
     Increase in Receivables                         (110,107)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (14,403)           315
                                                   -----------    -----------
             Total Adjustments                        (49,079)           315
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      105,321              5
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (6,063,342)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital  Contributions from Limited Members     8,070,975              0
    Organization  and  Syndication   Costs         (1,210,646)             0
    Increase in Distributions Payable                  80,859              0
    Distributions to Members                         (223,069)             0
                                                   -----------    -----------
        Net Cash Provided By
            Financing Activities                    6,718,119              0
                                                   -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                               760,098              5

CASH AND CASH EQUIVALENTS, beginning of period      2,772,027          1,007
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,532,125    $     1,012
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2002  $  1,007   $         0   $     1,007            0

  Net Loss                      (310)            0          (310)
                             --------   -----------   -----------   ----------
BALANCE, June 30, 2003      $    697   $         0   $       697            0
                             ========   ===========   ===========   ==========

BALANCE, December 31, 2003  $    524   $ 6,078,783   $ 6,079,307     7,167.54

  Capital Contributions            0     8,070,975     8,070,975     8,070.98

  Organization and
    Syndication Costs              0    (1,210,646)   (1,210,646)

  Distributions               (6,692)     (216,377)     (223,069)

  Net Income                   4,632       149,768       154,400
                             --------   -----------   -----------   ---------
BALANCE, June 30, 2004      $ (1,536)  $12,872,503   $12,870,967    15,238.52
                             ========   ===========   ===========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units
     ($1,500,000)  were accepted.  At June 30,  2004,  15,238.516
     Units ($15,238,516) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

     On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $850,293. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

     On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $985,281. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,840. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,750. The Company's share of the total acquisition costs, including the cost of the land, was $1,104,565. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,124,711. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.

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

        For the six months ended June 30, 2004, the Company recognized rental income of $279,021 representing six months rent from two properties and rent from four properties acquired during the period. At June 30, 2004, the scheduled annual rent for the six properties was $817,679.

        For the six months ended June 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $54,726 and $73, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $9,231 and $242, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30,  2004,  the  Company
recognized interest income of $14,767 from subscription  proceeds
temporarily  invested  in  a  money  market  account   and   from
construction advances.

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

        The Company generated $105,321 of cash from operations during the six months ended June 30, 2004, representing net income of $154,400 and a non-cash expense of $75,431 for depreciation, which were partially offset by $124,510 of net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        During the six months ended June 30, 2004, the Company expended $6,063,342 to invest in real properties (inclusive of acquisition expenses). On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $850,293, and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $985,281. On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,124,711.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. The Company's share of the total acquisition costs, including the cost of the land, was $1,104,565.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2005 unless all 50,000 LLC Units are sold before then. Through June 30, 2004, the Company raised a total of $15,238,516 from the sale of 15,238.516 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,285,777.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the six months ended June 30, 2004, the Company declared distributions of $223,069, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. As of the date of this filing, the Company had no formal contractual commitments to expend capital.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits -
                           Description

    10.1 First Amendment to Net Lease Agreement dated June 30, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and SWH Corporation relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri.

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

    32  Certification   of  Chief  Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       June 30, 2004, the Company
                                       filed a Form 8-K dated May
                                       7, 2004,    reporting  the
                                       acquisition   of        an
                                       Applebee's restaurant   in
                                       Macedonia, Ohio.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2004       AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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