Form 10QSB
period 2004-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2004-11-12
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures



                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 9,047,388     $ 2,772,027

INVESTMENTS IN REAL ESTATE:
  Land                                          4,030,683       1,152,047
  Buildings and Equipment                       5,450,105       2,255,992
  Property Acquisition Costs                            0           1,508
  Accumulated Depreciation                       (136,566)         (4,108)
                                               -----------     -----------
      Net Investments in Real Estate            9,344,222       3,405,439
                                               -----------     -----------
           Total  Assets                      $18,391,610     $ 6,177,466
                                               ===========     ===========


                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    13,638     $    45,995
  Distributions Payable                           188,509          52,164
  Unearned Rent                                    11,782               0
                                               -----------     -----------
      Total Current Liabilities                   213,929          98,159
                                               -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (3,447)            524
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 21,557 and 7,168
   Units issued and outstanding in
   2004  and  2003, respectively               18,181,128       6,078,783
                                               -----------     -----------
      Total Members' Equity                    18,177,681       6,079,307
                                               -----------     -----------
       Total Liabilities and Members' Equity  $18,391,610     $ 6,177,466
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                               9/30/04      9/30/03      9/30/04       9/30/03

RENTAL INCOME                 $ 204,613   $       0    $ 483,634    $       0

EXPENSES:
    LLC  Administration -
     Affiliates                  36,439       3,285       91,165        3,358
   LLC Administration and
     Property  Management  -
     Unrelated  Parties           2,348         154       11,579          396
    Depreciation                 57,027           0      132,458            0
                               ---------   ---------    ---------    ---------
        Total Expenses           95,814       3,439      235,202        3,754
                               ---------   ---------    ---------    ---------

OPERATING INCOME (LOSS)         108,799      (3,439)     248,432       (3,754)

OTHER INCOME:
   Interest Income               16,009      11,005       30,776       11,010
                               ---------   ---------    ---------    ---------
NET  INCOME                   $ 124,808   $   7,566    $ 279,208    $   7,256
                               =========   =========    =========    =========

NET INCOME ALLOCATED:
   Managing Members           $   3,744   $     528    $   8,376    $     218
   Limited Members              121,064       7,038      270,832        7,038
                               ---------   ---------    ---------    ---------
                              $ 124,808   $   7,566    $ 279,208    $   7,256
                               =========   =========    =========    =========

NET INCOME PER LLC UNIT       $    7.03   $    3.33    $   21.62    $    3.33
                               =========   =========    =========    =========

Weighted Average Units
  Outstanding                    17,210       2,111       12,525        2,111
                               =========   =========    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   279,208      $     7,256

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                   132,458                0
     Increase in Receivables                              0           (9,986)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (32,357)           4,364
     Increase in Unearned Rent                       11,782                0
                                                 -----------      -----------
        Total Adjustments                           111,883           (5,622)
                                                 -----------      -----------
        Net Cash Provided By
         Operating  Activities                      391,091            1,634
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (6,071,241)               0
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Limited Members   14,389,092        3,462,293
    Organization and Syndication Costs           (2,158,348)        (519,344)
    Increase in Distributions Payable               136,345            5,135
    Distributions to Members                       (411,578)          (5,135)
                                                 -----------      -----------
        Net Cash Provided By
          Financing  Activities                  11,955,511        2,942,949
                                                 -----------      -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           6,275,361        2,944,583

CASH AND CASH EQUIVALENTS, beginning of period    2,772,027            1,007
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, end of period        $ 9,047,388      $ 2,945,590
                                                 ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                              Managing     Limited                   Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2002   $   1,007   $         0  $     1,007           0

  Capital Contributions              0     3,462,293    3,462,293    3,462.29

  Organization and
   Syndication Costs               (60)     (519,284)    (519,344)

  Distributions                   (154)       (4,981)      (5,135)

  Net Income                       218         7,038        7,256
                              ----------   ----------   ----------  ----------
BALANCE, September 30, 2003  $   1,011   $ 2,945,066  $ 2,946,077    3,462.29
                              ==========   ==========   ==========  ==========


BALANCE, December 31, 2003   $     524   $ 6,078,783  $ 6,079,307    7,167.54

  Capital Contributions              0    14,389,092   14,389,092   14,389.09

  Organization and
   Syndication Costs                 0    (2,158,348)  (2,158,348)

  Distributions                (12,347)     (399,231)    (411,578)

  Net Income                     8,376       270,832      279,208
                              ----------  -----------  -----------  ----------
BALANCE, September 30, 2004  $  (3,447)  $18,181,128  $18,177,681   21,556.63
                              ==========  ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At September 30, 2004, 21,556.633 Units ($21,556,633) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

     On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $851,239. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

     On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $986,122. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,840. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,750. The Company's share of the total acquisition costs, including the cost of the land, was $1,107,344. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

     On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,128,044. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.


                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Subsequent to September 30, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The total purchase price, including the cost of the land, will be approximately $2,425,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the nine months ended September 30, 2004, the Company recognized rental income of $483,634 representing nine months rent from two properties and rent from four properties acquired during the period. At September 30, 2004, the scheduled annual rent for the six properties was $817,679.

       For the nine months ended September 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $91,165 and $3,358, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,579 and $396, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. As the Company raises additional subscription proceeds and purchases additional properties, the administration and property management expenses increase.

       For the nine months ended September 30, 2004 and 2003, the Company recognized interest income of $30,776 and $11,010, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances.

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

        The Company generated $391,091 of cash from operations during the nine months ended September 30, 2004, representing net income of $279,208 and a non-cash expense of $132,458 for depreciation, which were partially offset by $20,575 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $1,634 of cash from operations during the nine months ended September 30, 2003, representing net income of $7,256, which was partially offset by $5,622 of net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the nine months ended September 30, 2004, the Company expended $6,071,241 to invest in real properties (inclusive of acquisition expenses). On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $851,239, and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $986,122. On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,128,044.

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. The Company's share of the total acquisition costs, including the cost of the land, was $1,107,344.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2005 unless all 50,000 LLC Units are sold before then. Through September 30, 2004, the Company raised a total of $21,556,633 from the sale of 21,556.633 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $3,233,479.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the nine months ended September 30, 2004, the Company declared distributions of $411,578, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at September 30, 2004, it entered into one commitment after this date.

        Subsequent to September 30, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The total purchase price, including the cost of the land, will be approximately $2,425,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering commenced on May 13, 2003 and is ongoing. AEI Securities, Inc.
(ASI) is the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. Through September 30, 2004, the Company had sold 21,556.633 Units for gross offering proceeds of $21,556,633.

        From gross offering proceeds, the Company paid $2,145,349 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $1,526,603 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $10,298 and other organization and syndication costs of $1,077,832 of which $676,301 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2004, the Company paid commissions, organization and syndication costs totaling $3,233,479.

        From the net offering proceeds, the Company expended $9,480,788 to acquire real estate of which $9,392,223 represented cash paid to unaffiliated sellers of real estate and $88,565 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

        (c) During the period covered by this report, the Company did not purchase any Units.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS

    10.1 Development Financing Agreement dated November  2,  2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo,
    Colorado.

    10.2 Net Lease Agreement dated November 2, 2004  between  the
    Company  and  Kona  Restaurant Group, Inc.  relating  to  the
    Property at 5700 North Elizabeth Street, Pueblo, Colorado.

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

Dated:  November 10, 2004     AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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