Form 10KSB
period 2004-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2005-03-30
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $693,973.

As of February 28, 2005, there were 32,771.490 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $32,771,490.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

Use Company NOT Partnership, LLC Unit and LLC administration expenses


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2004, 29,591.879 Units ($29,591,879) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2004, the Company had purchased seven properties, including partial interests in five properties at a total cost of $10,116,744. The properties are commercial, single tenant buildings leased under triple net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

        On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $988,254. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,840. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,750. The Company's share of the total acquisition costs, including the cost of the land, was $1,110,561. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

        On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2004, the Company had advanced $41,622 for the construction of the property and was charging interest on the advances at a rate of 5.75%. The total purchase price, including the cost of the land, will be approximately $2,425,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

        On December 15, 2004, the Company entered into an agreement to purchase a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $2,160,000. Subsequent to December 31, 2004, the acquisition was completed. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

        Subsequent to December 31, 2004, the Company purchased a Tractor Supply Company store in Marion, Indiana for approximately $2,900,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2004, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $4,194,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

Major Tenants

        During 2004, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 91% of total rental revenue in 2004. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2005 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

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


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2004.

                          Total Property               Annual     Annual
                Purchase   Acquisition                 Lease      Rent Per
Property          Date        Costs      Lessee        Payment     Sq. Ft.

Johnny Carino's
Restaurant
 Lake Charles, LA                    Kona Restaurant
 (50.0%)        12/9/03  $1,146,533    Group, Inc.     $106,375   $32.57

Tia's Tex-Mex
Restaurant
 Brandon, FL                          Tia's Florida,
 (75.0%)       12/10/03  $2,261,506       LLC          $229,500   $44.39

Jared Jewelry Store
 Madison Heights, MI                 Sterling Jewelers
 (21.0%)         2/6/04  $  852,592         Inc.       $ 65,541   $51.44

Jared Jewelry Store
 Goodlettsville, TN                  Sterling Jewelers
 (25.0%)         2/6/04  $  988,254         Inc.       $ 75,840   $52.14

Applebee's Restaurant
 Macedonia, OH  4/30/04  $3,134,798  Apple Ohio, LLC   $238,673   $44.20

Mimi's Cafe Restaurant
 Kansas City, MO
 (50.0%)        6/30/04  $1,110,561  SWH Corporation   $101,750   $29.34

Johnny Carino's
Restaurant
 Pueblo, CO                           Kona Restaurant
 (land only)(1) 11/2/04  $  622,500     Group, Inc.    $ 35,794   $ 5.32

(1) Restaurant was under construction as of December 31, 2004.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Johnny Carino's restaurant in Lake Charles, Louisiana is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Tia's Tex-Mex restaurant, the Jared Jewelry store in Goodlettsville, Tennessee and the Mimi's Cafe restaurant are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the Jared Jewelry store in Madison Heights, Michigan are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership.

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

        The initial Lease terms are 20 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Tia's Tex-Mex restaurant, which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Jared Jewelry stores, 15 years for the Johnny Carino's and Mimi's Cafe restaurants and 20 years for the Tia's Tex-Mex and Applebee's restaurants.

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

        Through December 31, 2004, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.
                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 800 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $20,405 and $1,719 were made to the Managing Members and $659,777 and $55,580 were made to the Limited Members in 2004 and 2003. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering commenced on May 13, 2003 and is ongoing. AEI Securities, Inc.
(ASI) is the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. Through December 31, 2004, the Company had sold 29,591.879 Units for gross offering proceeds of $29,591,879.

        From gross offering proceeds, the Company paid $2,943,664 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,091,535 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $12,807 and other organization and syndication costs of $1,405,028 of which $897,682 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to December 31, 2004, the Company paid commissions, organization and syndication costs totaling $4,361,499.

        From  the  net  offering proceeds, the  Company  expended
$10,171,579 to acquire real estate of which $10,056,345 represented cash paid to unaffiliated sellers of real estate and $115,234 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

        (c) Beginning in September 2006, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At
December 31, 2004, the Company's Units were valued at $1,000. The basis for this valuation is the Company is currently engaged in a public offering at a price of $1,000 per Unit. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $1,000 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $1,000 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the year ended December 31, 2004, the Company recognized rental income of $693,973 representing twelve months rent from two properties and rent from five properties acquired during the year. At December 31, 2004, the scheduled annual rent for the seven properties was $853,473. For the year ended December 31, 2003, the Company recognized rental income of $20,435 rent from two properties acquired during the year. Rental income increased as the Company invested its available subscription proceeds in properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $148,654 and $17,779, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,775 and $993, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raises additional subscription proceeds and purchases additional properties, the administration and property management expenses increase.

        For the years ended December 31, 2004 and 2003, the Company recognized interest income of $79,722 and $45,634, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2003, the Company also recognized interest from an agreement related to the acquisition of a Tia's Tex-Mex restaurant. As part of the acquisition agreement, the lessee agreed to pay the Company interest at an annual rate of 6% on the proposed purchase price of the property for the period from September 3, 2003 to the date the acquisition was completed. The Company received $36,247 of interest income from this agreement.

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

        The Company generated $733,149 of cash from operations during the year ended December 31, 2004, representing net income of $422,611, a non-cash expense of $189,655 for depreciation and $120,883 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $93,292 of cash from operations during the year ended December 31, 2003, representing net income of $43,189, a non-cash expense of $4,108 for depreciation and a $45,995 increase in the payable to the Company's managers for management expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the year ended December 31, 2004, the Company expended $6,762,032 to invest in real properties (inclusive of acquisition expenses). On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592, and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $988,254. On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798.

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH Corporation for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. The Company's share of the total acquisition costs, including the cost of the land, was $1,110,561.

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Kona Restaurant Group for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through
December 31, 2004, the Company had advanced $41,622 for the construction of the property and was charging interest on the advances at a rate of 5.75%. The total purchase price, including the cost of the land, will be approximately $2,425,000.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2005 unless all 50,000 LLC Units are sold before then. Through December 31, 2004, the Company raised a total of $29,591,879 from the sale of 29,591.879 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $4,361,499.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the years ended December 31, 2004 and 2003, the Company declared distributions of $680,182 and $57,299, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. At December 31, 2004, the Company had entered into one formal contractual commitment to expend capital and it entered into two additional commitments after this date.

        On December 15, 2004, the Company entered into an agreement to purchase a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $2,160,000. Subsequent to December 31, 2004, the acquisition was completed.

        Subsequent to December 31, 2004, the Company purchased  a
Tractor Supply Company store in Marion, Indiana for approximately
$2,900,000 and a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $4,194,000.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 7.   FINANCIAL STATEMENTS.

      See accompanying index to financial statements


                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                         /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                 2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                  $15,417,372    $ 2,772,027
  Receivables                                      6,259              0
                                              -----------    -----------
          Total Current Assets                15,423,631      2,772,027
                                              -----------    -----------

INVESTMENTS IN REAL ESTATE:
  Land                                         4,659,606      1,152,047
  Buildings and Equipment                      5,457,138      2,255,992
  Property Acquisition Costs                      13,213          1,508
  Construction in Progress                        41,622              0
  Accumulated Depreciation                      (193,763)        (4,108)
                                              -----------    -----------
      Net Investments in Real Estate           9,977,816      3,405,439
                                              -----------    -----------
           Total  Assets                     $25,401,447    $ 6,177,466
                                              ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $   173,137    $    45,995
  Distributions Payable                          268,604         52,164
                                              -----------    -----------
      Total Current Liabilities                  441,741         98,159
                                              -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        (7,203)           524
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 29,592 and 7,168
   Units issued and outstanding in
   2004  and  2003, respectively              24,966,909      6,078,783
                                              -----------    -----------
      Total Members' Equity                   24,959,706      6,079,307
                                              -----------    -----------
       Total Liabilities and Members' Equity $25,401,447    $ 6,177,466
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                   2004          2003

RENTAL INCOME                                  $   693,973    $    20,435

EXPENSES:
   LLC Administration - Affiliates                 148,654         17,779
   LLC Administration and Property
      Management - Unrelated Parties                12,775            993
      Depreciation                                 189,655          4,108
                                                -----------    -----------
        Total Expenses                             351,084         22,880
                                                -----------    -----------

OPERATING INCOME (LOSS)                            342,889         (2,445)

OTHER INCOME:
   Interest Income                                  79,722         45,634
                                                -----------    -----------
NET INCOME                                     $   422,611    $    43,189
                                                ===========    ===========

NET INCOME ALLOCATED:
   Managing Members                            $    12,678    $     1,296
   Limited Members                                 409,933         41,893
                                                -----------    -----------
                                               $   422,611    $    43,189
                                                ===========    ===========

NET INCOME PER LLC UNIT                        $     26.41    $      9.79
                                                ===========   ============

Weighted Average Units Outstanding                  15,524          4,280
                                                ===========   ============

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                  $   422,611    $    43,189

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   189,655          4,108
     Increase in Receivables                         (6,259)             0
     Increase in Payable to
        AEI Fund Management, Inc.                   127,142         45,995
                                                 -----------    -----------
             Total Adjustments                      310,538         50,103
                                                 -----------    -----------
        Net Cash Provided By
            Operating Activities                    733,149         93,292
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                  (6,762,032)    (3,409,547)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital  Contributions from Limited Members  22,424,338      7,167,541
    Organization and Syndication Costs           (3,286,368)    (1,075,131)
    Increase in Distributions Payable               216,440         52,164
    Distributions to Members                       (680,182)       (57,299)
                                                 -----------    -----------
        Net Cash Provided By
            Financing Activities                 18,674,228      6,087,275
                                                 -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                          12,645,345      2,771,020

CASH AND CASH EQUIVALENTS, beginning of period    2,772,027          1,007
                                                 -----------    -----------
CASH  AND  CASH EQUIVALENTS, end of period      $15,417,372    $ 2,772,027
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                    Member
                              Managing   Limited                    Units
                              Members    Members     Total       Outstanding


BALANCE, December 31, 2002  $  1,007  $         0 $     1,007            0

  Capital Contributions            0    7,167,541   7,167,541     7,167.54

  Organization and
    Syndication Costs            (60)  (1,075,071) (1,075,131)

  Distributions               (1,719)     (55,580)    (57,299)

  Net Income                   1,296       41,893      43,189
                             --------  ----------- -----------   ----------
BALANCE, December 31, 2003       524    6,078,783   6,079,307     7,167.54

  Capital Contributions            0   22,424,338  22,424,338    22,424.34

  Organization and
    Syndication Costs              0   (3,286,368) (3,286,368)

  Distributions              (20,405)    (659,777)   (680,182)

  Net Income                  12,678      409,933     422,611
                             --------  ----------- -----------   ----------
BALANCE, December 31, 2004  $ (7,203) $24,966,909 $24,959,706    29,591.88
                             ========  ==========  ===========   ==========

  The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At December 31, 2004, 29,591.879 Units ($29,591,879) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2003 and has determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Company owns a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 75% interest in a Tia's Tex-Mex restaurant, a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee and a 50% interest in a Mimi's Cafe restaurant in Kansas City,
       Missouri. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company. The Company owns a 21% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership,
       affiliates of the Company. The Company owns a 60% interest in a Jared Jewelry store in Auburn Hills,
       Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

       AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                        Total Incurred by the Company
                                        for the Year Ended December 31

                                                 2004          2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                     $ 148,654     $  17,779
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  12,775     $     993
                                                ========      ========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

                                        Total Incurred by the Company
                                        for the Year Ended December 31

                                                   2004        2003
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the sellers and/or lessees in the amount of
  $29,498 and $37,382 for 2004 and 2003,
  respectively.                                $ 105,687     $   9,547
                                                ========      ========
d.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                     $2,239,717    $ 716,754
                                                =========     ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                   $  694,175    $ 203,507
                                                =========     ========
f.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct
  administrative costs, underwriting costs
  and due diligence fees.                      $ 352,476     $ 154,870
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Tia's Tex-Mex restaurant, which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Jared Jewelry stores, 15 years for the Johnny Carino's and Mimi's Cafe restaurants and 20 years for the Tia's Tex-Mex and Applebee's restaurants. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases. The lessee of the Johnny Carino's restaurant in Lake Charles, Louisiana was granted an option to purchase the property for a price equal to the Company's acquisition cost plus a specified percentage. Effective September 15, 2004, the parties agreed to delete this option from the Lease.

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Lake Charles, Louisiana was constructed and acquired in 2003. The Tia's Tex-Mex restaurant was constructed in 1995 and acquired in 2003. The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004. The Jared Jewelry store in Goodlettsville, Tennessee was constructed in 2001 and acquired in 2004. The Applebee's restaurant was constructed in 1994 and acquired in 2004. The Mimi's Cafe restaurant was constructed and acquired in 2004. The land for the Johnny Carino's restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant should be completed in 2005. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2004 are as follows:

                                     Buildings and              Accumulated
Property                       Land    Equipment      Total     Depreciation

Johnny Carino's,
 Lake Charles, LA          $  305,000  $  841,533  $ 1,146,533  $  43,778
Tia's Tex-Mex, Brandon, FL    847,047   1,414,459    2,261,506     58,935
Jared Jewelry,
 Madison Heights, MI          323,259     529,333      852,592     18,527
Jared Jewelry,
 Goodlettsville, TN           465,521     522,733      988,254     18,296
Applebee's, Macedonia, OH   1,571,267   1,563,531    3,134,798     41,694
Mimi's Cafe, Kansas City, MO  525,012     585,549    1,110,561     12,533
Johnny Carino's, Pueblo, CO   622,500           0      622,500          0
                            ----------  ----------  -----------  ---------
                           $4,659,606  $5,457,138  $10,116,744  $ 193,763
                            ==========  ==========  ===========  =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

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

     On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same.

     On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $988,254. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,840.

     On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and annual rental payments of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,750. The Company's share of the total acquisition costs, including the cost of the land, was $1,110,561.

          On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.
                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2004, the Company had advanced $41,622 for the construction of the property and was charging interest on the advances at a rate of 5.75%. The total purchase price, including the cost of the land, will be approximately $2,425,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

     On December 15, 2004, the Company entered into an agreement to purchase a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $2,160,000. Subsequent to December 31, 2004, the acquisition was completed. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780.

     Subsequent to December 31, 2004, the Company purchased a Tractor Supply Company store in Marion, Indiana for approximately $2,900,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

     Subsequent to December 31, 2004, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $4,194,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005          $   854,537
                       2006              857,455
                       2007              864,668
                       2008              892,660
                       2009              915,002
                       Thereafter     11,861,160
                                      -----------
                                     $16,245,482
                                      ===========

     There were no contingent rents recognized in 2004 or 2003.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

                                                     2004         2003
      Tenants                     Industry

     Tia's Florida, LLC          Restaurant      $  229,500   $   13,572
     Apple Ohio, LLC             Restaurant         159,116          N/A
     Sterling Jewelers Inc.      Retail             127,946          N/A
     Kona Restaurant Group, Inc. Restaurant         112,241        6,863
                                                  ----------   ----------
     Aggregate rent revenue of major tenants     $  628,803$      20,435
                                                  ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  91%        100%
                                                  ==========   ==========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Members' Capital -

     Cash  distributions of $20,405 and $1,719 were made  to  the
     Managing Members and $659,777 and $55,580 were made to the Limited Members for the years ended December 31, 2004 and 2003, respectively. The Limited Members' distributions represent $42.50 and $12.99 per LLC Unit outstanding using 15,524 and 4,280 weighted average Units in 2004 and 2003, respectively. The distributions represent $26.41 and $9.79 per Unit of Net Income and $16.09 and $3.20 per Unit of return of contributed capital in 2004 and 2003, respectively.

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

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2004         2003

     Net Income for Financial
      Reporting Purposes                     $ 422,611    $  43,189

     Depreciation for Tax Purposes
      (Over) Under Depreciation for
      Financial Reporting Purposes              50,607       (1,477)

     Capitalized Start-Up Costs
      Under Section 195                              0       13,092

     Amortization of Start-Up and
      Organization Costs                        (3,819)        (318)
                                              ---------    ---------
           Taxable Income to Members         $ 469,399    $  54,486
                                              =========    =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                2004           2003

     Members' Equity for
      Financial Reporting Purposes           $24,959,706   $ 6,079,307

     Depreciation for Tax Purposes
      (Over) Under Depreciation for
      Financial Reporting Purposes                49,130        (1,477)

     Capitalized Start-Up Costs
      Under Section 195                           13,092        13,092

     Amortization of Start-Up and
      Organization Costs                          (4,137)         (318)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         4,348,692     1,071,518
                                              -----------   -----------
           Members' Equity for
              Tax Reporting Purposes         $29,366,483   $ 7,162,122
                                              ===========   ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2004                     2003
                           Carrying       Fair      Carrying         Fair
                            Amount        Value      Amount          Value

     Money Market Funds  $15,417,372   $15,417,372  $ 2,772,027   $2,772,027
                          ----------    ----------   ----------    ---------
       Total Cash and
        Cash Equivalents $15,417,372   $15,417,372  $ 2,772,027   $2,772,027
                          ==========    ==========   ==========    =========


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

ITEM 8B.  OTHER INFORMATION.

       None.


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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2004, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (June 24, 2002)
Compensation                of Compensation           To December 31, 2004

AEI Securities,  Inc.  Selling Commissions equal to         $2,956,471
                 10% of proceeds, most of which were
                 reallowed to Participating Dealers.

Managing Members Reimbursement at Cost for other            $1,405,028
and Affiliates   Organization and Offering Costs.

Managing Members Reimbursement at Cost for all Acquisition  $  115,234
and Affiliates   Expenses

Managing Members Reimbursement at Cost for all              $  166,433
and Affiliates   Administrative Expenses attributable to
                 the Fund, including all expenses related
                 to management of the Fund's properties
                 and  all  other  transfer   agency, reporting,
                 Member relations and other administrative functions.

Managing Members Reimbursement at Cost for all expenses     $        0
and Affiliates   related to the disposition of the Fund's
                 properties.

Managing Members 3% of Net Cash Flow in any fiscal year.    $   22,124

Managing Members 1%  of distributions of Net Proceeds of    $        0
                 Sale until Limited Members have received an amount equal to (a) their Adjusted
                 Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital
                 Contributions per annum, cumulative but
                 not compounded, to the extent not previously distributed. 10% of distributions of Net
                 Proceeds  of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

ITEM 13.  EXHIBITS. (Continued)

                           Description

     10.11 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 23 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

     10.12 Assignment of Purchase Agreement dated April 22, 2004 between the Company and AEI Fund Management, Inc. relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed May 7, 2004).

     10.13 Assignment and Assumption of Lease dated April 30, 2004 between the Company and PRECO II CRIC LLC relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.14 First Amendment to Net Lease Agreement dated June 30, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and SWH Corporation relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 13, 2004).

     10.15 Development Financing Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 10, 2004).

     10.16 Net Lease Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 10, 2004).

     10.17 Assignment of Purchase Agreement dated December 15, 2004 between the Company, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan.

     10.18 Assignment and Assumption of Lease dated January 14, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan.

     10.19 Assignment of Purchase Agreement dated January 31, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 15, 2005).

     10.20      Assignment  of  Lease  dated  February  9,   2005
     between the Company and Brody Capital Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 15, 2005).

     10.21 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 21, 2005).

     10.22 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the
     Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 21, 2005).

ITEM 13.  EXHIBITS. (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT  FEES  AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $  16,555   $  6,430
     Audit-Related Fees                         498          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  17,053   $  6,430
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


                         AEI INCOME & GROWTH FUND 25
                         Limited Liability Company
                         By: AEI Fund Management XXI, Inc.
                             Its Managing Member


March 25, 2005           By: /s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 25, 2005
    Robert P. Johnson and Sole Director of Managing Member


/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 25, 2005
    Patrick W.Keene   (Principal Accounting Officer)