Form 10QSB
period 2005-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2005-05-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

            Income

            Cash Flows

            Changes in Members' Equity

         Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II.Other Information

 Item 1.Legal Proceedings

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security Holders

 Item 5.Other Information

 Item 6.Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                    2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $10,161,705    $15,417,372
  Receivables                                        22,638          6,259
                                                 -----------    -----------
          Total Current Assets                   10,184,343     15,423,631
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            7,423,190      4,659,606
  Buildings and Equipment                        12,054,672      5,457,138
  Property Acquisition Costs                         10,146         13,213
  Construction in Progress                        1,184,143         41,622
  Accumulated Depreciation                         (282,155)      (193,763)
                                                 -----------    -----------
      Net Investments in Real Estate             20,389,996      9,977,816
                                                 -----------    -----------
           Total  Assets                        $30,574,339    $25,401,447
                                                 ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   259,854    $   173,137
  Distributions Payable                             341,812        268,604
  Unearned Rent                                      42,098              0
                                                 -----------    -----------
      Total Current Liabilities                     643,764        441,741
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (11,727)        (7,203)
  Limited Members' Equity, $1,000 per Unit;
    50,000 Units authorized; 35,471 and 29,592
    Units issued and outstanding in
    2005  and 2004, respectively                 29,942,302     24,966,909
                                                 -----------    -----------
      Total Members' Equity                      29,930,575     24,959,706
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $30,574,339    $25,401,447
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005         2004

RENTAL INCOME                                      $   288,528  $   111,210

EXPENSES:
   LLC Administration - Affiliates                      67,643       21,514
   LLC Administration and Property
      Management - Unrelated Parties                    13,146        4,577
   Depreciation                                         88,392       30,176
                                                    -----------  -----------
        Total Expenses                                 169,181       56,267
                                                    -----------  -----------

OPERATING INCOME                                       119,347       54,943

OTHER INCOME:
   Interest Income                                      71,654        6,030
                                                    -----------  -----------
NET INCOME                                         $   191,001  $    60,973
                                                    ===========  ===========

NET INCOME ALLOCATED:
   Managing Members                                $     5,730  $     1,829
   Limited Members                                     185,271       59,144
                                                    -----------  -----------
                                                   $   191,001  $    60,973
                                                    ===========  ===========

NET INCOME PER LLC UNIT                            $      5.94  $      7.19
                                                    ===========  ===========

Weighted Average Units Outstanding                      31,205        8,221
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   191,001   $    60,973

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       88,392        30,176
     Increase in Receivables                           (16,379)       (4,797)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       86,717       (17,593)
     Increase in Unearned Rent                          42,098        40,372
                                                    -----------   -----------
             Total Adjustments                         200,828        48,158
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       391,829       109,131
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (10,500,572)   (2,687,456)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        5,878,764     3,804,184
   Organization and Syndication Costs                 (757,084)     (570,628)
   Increase in Distributions Payable                    73,208        37,882
   Distributions to Members                           (341,812)      (90,046)
                                                    -----------   -----------
        Net Cash Provided By
            Financing Activities                     4,853,076     3,181,392
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (5,255,667)      603,067

CASH AND CASH EQUIVALENTS, beginning of period      15,417,372     2,772,027
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $10,161,705   $ 3,375,094
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2003 $    524     $ 6,078,783  $ 6,079,307    7,167.54

  Capital Contributions           0       3,804,184    3,804,184    3,804.18

  Organization and
    Syndication Costs             0        (570,628)    (570,628)

  Distributions              (2,701)        (87,345)     (90,046)

  Net Income                  1,829          59,144       60,973
                            ---------    -----------  -----------  ----------
BALANCE, March 31, 2004    $   (348)    $ 9,284,138  $ 9,283,790   10,971.72
                            =========    ===========  ===========  ==========


BALANCE, December 31, 2004 $ (7,203)    $24,966,909  $24,959,706   29,591.88

  Capital Contributions           0       5,878,764    5,878,764    5,878.76

  Organization and
    Syndication Costs             0        (757,084)    (757,084)

  Distributions             (10,254)       (331,558)    (341,812)

  Net Income                   5,730        185,271      191,001
                            ---------    -----------  -----------  ----------
BALANCE, March 31, 2005    $ (11,727)   $29,942,302  $29,930,575   35,470.64
                            =========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 50,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $50,000,000. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. At March 31, 2005, 35,470.643
     Units ($35,470,643) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through March 31, 2005 and December 31, 2004, the Company had advanced $1,184,143 and $41,622, respectively, for the construction of the property. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. The total purchase price, including the cost of the land, will be approximately $2,425,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

     On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,195,407. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

     On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,934,429. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

     On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,231,282. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2005, the Company recognized rental income of $288,528 representing three months rent from seven properties and rent from three properties acquired during the period. At March 31, 2005, the scheduled annual rent for the ten properties was $1,539,140. For the three months ended March 31, 2004, the Company recognized rental income of $111,210 representing three months rent from two properties and rent from three properties acquired during the period. Rental income increased as the Company invested its available subscription proceeds in properties.

        For the three months ended March 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $67,643 and $21,514, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,146 and $4,577, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs. As the Company raises additional subscription proceeds and purchases additional properties, the administration and property management expenses increase.

        For the three months ended March 31, 2005 and 2004, the Company recognized interest income of $71,654 and $6,030, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2005, interest income increased due to the Company receiving greater interest from construction advances and having more money invested in a money market account due to the sale of additional LLC Units. In addition, money market interest rates were higher in 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $391,829 of cash from operations during the three months ended March 31, 2005, representing net income of $191,001, a non-cash expense of $88,392 for depreciation and $112,436 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $109,131 of cash from operations during the three months ended March 31, 2004, representing net income of $60,973, a non-cash expense of $30,176 for depreciation and $17,982 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2005 and 2004, the Company expended $10,500,572 and $2,687,456 to invest in real properties (inclusive of acquisition expenses).

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through March 31, 2005 and December 31, 2004, the Company had advanced $1,184,143 and $41,622, respectively, for the construction of the property. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. The total purchase price, including the cost of the land, will be approximately $2,425,000.

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,195,407. On February 9, 2005, the Company purchased a Tractor Supply store in Marion, Indiana for $2,934,429. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,231,282.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and will continue until May 12, 2005 unless all 50,000 LLC Units are sold before then. Through March 31, 2005, the Company raised a total of $35,470,643 from the sale of 35,470.643 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $5,118,583.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the three months ended March 31, 2005 and 2004, the Company declared distributions of $341,812 and $90,046, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering commenced on May 13, 2003 and is ongoing. AEI Securities, Inc.
(ASI) is the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. Through March 31, 2005, the Company had sold 35,470.643 Units for gross offering proceeds of $35,470,643.

        From gross offering proceeds, the Company paid $3,525,347 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,502,786 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $18,984 and other organization and syndication costs of $1,574,252 of which $1,033,221 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to March 31, 2005, the Company paid commissions, organization and syndication costs totaling $5,118,583.

        From  the  net  offering proceeds, the  Company  expended
$20,672,151 to acquire real estate of which $20,452,866 represented cash paid to unaffiliated sellers of real estate and $219,285 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

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

Dated:  May 13, 2005          AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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