Form 10QSB
period 2005-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2005-08-12
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

             Income

             Cash Flows

             Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                   2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $15,948,317      $15,417,372
  Receivables                                            0            6,259
                                                -----------      -----------
          Total Current Assets                  15,948,317       15,423,631
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           7,430,314        4,659,606
  Buildings and Equipment                       13,721,944        5,457,138
  Property Acquisition Costs                             0           13,213
  Construction in Progress                               0           41,622
  Accumulated Depreciation                        (408,737)        (193,763)
                                                -----------      -----------
      Net Investments in Real Estate            20,743,521        9,977,816
                                                -----------      -----------
           Total  Assets                       $36,691,838      $25,401,447
                                                ===========      ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   268,208      $   173,137
  Distributions Payable                            417,380          268,604
  Unearned Rent                                     42,098                0
                                                -----------      -----------
      Total Current Liabilities                    727,686          441,741
                                                -----------      -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (16,704)          (7,203)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 42,540 and 29,592
   Units issued and outstanding in
   2005  and 2004, respectively                 35,980,856       24,966,909
                                                -----------      -----------
      Total Members' Equity                     35,964,152       24,959,706
                                                -----------      -----------
       Total Liabilities and Members' Equity   $36,691,838      $25,401,447
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended       Six Months Ended
                              6/30/05      6/30/04     6/30/05     6/30/04

RENTAL INCOME               $  388,940   $  167,811  $  677,468   $  279,021

EXPENSES:
   LLC  Administration -
     Affiliates                 95,494       33,212     163,137       54,726
   LLC Administration and
     Property Management  -
     Unrelated Parties          20,050        4,654      33,196        9,231
    Depreciation               126,582       45,255     214,974       75,431
                             ----------   ----------  ----------   ----------
        Total Expenses         242,126       83,121     411,307      139,388
                             ----------   ----------  ----------   ----------

OPERATING INCOME               146,814       84,690     266,161      139,633

OTHER INCOME:
   Interest Income             104,697        8,737     176,351       14,767
                             ----------   ----------  ----------   ----------
NET  INCOME                 $  251,511   $   93,427  $  442,512   $  154,400
                             ==========   ==========  ==========   ==========

NET INCOME ALLOCATED:
   Managing Members         $    7,545   $    2,803  $   13,275   $    4,632
   Limited Members             243,966       90,624     429,237      149,768
                             ----------   ----------  ----------   ----------
                            $  251,511   $   93,427  $  442,512   $  154,400
                             ==========   ==========  ==========   ==========

NET INCOME PER LLC UNIT     $     6.40   $     7.46  $    12.39   $    14.71
                             ==========   ==========  ==========   ==========

Weighted Average Units
  Outstanding                   38,104       12,144      34,655       10,182
                             ==========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   442,512   $   154,400

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     214,974        75,431
     (Increase) Decrease in Receivables                 6,259      (110,107)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      95,071       (14,403)
     Increase in Unearned Rent                         42,098             0
                                                   -----------   -----------
             Total Adjustments                        358,402       (49,079)
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      800,914       105,321
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                  (10,980,679)   (6,063,342)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital  Contributions from Limited Members    12,947,884     8,070,975
    Organization and Syndication Costs             (1,626,758)   (1,210,646)
    Increase in Distributions Payable                 148,776        80,859
    Distributions to Members                         (759,192)     (223,069)
                                                   -----------   -----------
        Net Cash Provided By
            Financing Activities                   10,710,710     6,718,119
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                               530,945       760,098

CASH AND CASH EQUIVALENTS, beginning of period     15,417,372     2,772,027
                                                   -----------   -----------
CASH  AND  CASH EQUIVALENTS, end of period        $15,948,317   $ 3,532,125
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members      Total      Outstanding


BALANCE, December 31, 2003   $     524  $ 6,078,783  $ 6,079,307    7,167.54

  Capital Contributions              0    8,070,975    8,070,975    8,070.98

  Organization and Syndication Costs 0   (1,210,646)  (1,210,646)

  Distributions                 (6,692)    (216,377)    (223,069)

  Net Income                     4,632      149,768      154,400
                              ---------  -----------  -----------  ---------
BALANCE, June 30, 2004       $  (1,536) $12,872,503  $12,870,967   15,238.52
                              =========  ===========  ===========  =========


BALANCE, December 31, 2004   $  (7,203) $24,966,909  $24,959,706   29,591.88

  Capital Contributions              0   12,947,884   12,947,884   12,947.88

  Organization and Syndication Costs 0   (1,626,758)  (1,626,758)

  Distributions                (22,776)    (736,416)    (759,192)

  Net Income                    13,275      429,237      442,512
                              ---------  -----------  -----------  --------
BALANCE, June 30, 2005       $(16,704)  $35,980,856  $35,964,152  42,539.76
                              =========  ===========  ===========  ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005, when the extended offering period expired. The Company received subscriptions for 42,539.763 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,539,763 and $1,000, respectively. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require annual rental payments of $182,663. Total acquisition costs, including the cost of the land, were $2,286,385. At December 31, 2004, the Company had advanced $41,622 for the construction of the property.

     On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,197,170. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

     On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,936,825. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

     On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,237,634. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

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

Results of Operations

        For the six months ended June 30, 2005, the Company recognized rental income of $677,468 representing six months rent from seven properties and rent from three properties acquired during the period. At June 30, 2005, the scheduled annual rent for the ten properties was $1,671,380. For the six months ended June 30, 2004, the Company recognized rental income of $279,021 representing six months rent from two properties and rent from four properties acquired during the period. Rental income increased as the Company invested its available subscription proceeds in properties.

        For the six months ended June 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $163,137 and $54,726, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,196 and $9,231, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs. As the Company raises additional subscription proceeds and purchases additional properties, the administration and property management expenses increase.

        For the six months ended June 30, 2005 and 2004, the Company recognized interest income of $176,351 and $14,767, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2005, interest income increased due to the Company receiving greater interest from construction advances and having more money invested in a money market account due to the sale of additional LLC Units. In addition, money market interest rates were higher in 2005.

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

        The Company generated $800,914 of cash from operations during the six months ended June 30, 2005, representing net income of $442,512, a non-cash expense of $214,974 for depreciation and $143,428 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $105,321 of cash from operations during the six months ended June 30, 2004, representing net income of $154,400 and a non-cash expense of $75,431 for depreciation, which were partially offset by $124,510 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2005 and 2004, the Company expended $10,980,679 and $6,063,342 to invest in real properties (inclusive of acquisition expenses).

        On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592, and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $988,254. On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798.

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH Corporation for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, the development was completed. The Company's share of the total acquisition costs, including the cost of the land, was $1,110,561.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, the development was completed. Total acquisition costs, including the cost of the land, were $2,286,385.

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,197,170. On February 9, 2005, the Company purchased a Tractor Supply store in Marion, Indiana for $2,936,825. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,237,634.

       During the offering of Units, the Company's primary source of cash flow was from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and continued until May 12, 2005, when the extended offering period expired. The Company raised a total of $42,539,763 from the sale of 42,539.763 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $5,988,257.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the six months ended June 30, 2005 and 2004, the Company declared distributions of $759,192 and $223,069, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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


ITEM 3.CONTROLS AND PROCEDURES.

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

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering commenced on May 13, 2003 and terminated May 12, 2005, when the extended offering period expired. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. The Company sold 42,539.763 Units for gross offering proceeds of $42,539,763.

        From gross offering proceeds, the Company paid $4,226,667 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,985,046 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $24,076 and other organization and syndication costs of $1,737,514 of which $1,162,504 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to June 30, 2005, the Company paid commissions, organization and syndication costs totaling $5,988,257.

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        From  the  net  offering proceeds, the  Company  expended
$21,152,258 to acquire real estate of which $20,901,323 represented cash paid to unaffiliated sellers of real estate and $250,935 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

                           Description

    10.1 First Amendment to Net Lease Agreement  dated  June  20,
    2005  between  the  Company and Kona Restaurant  Group,  Inc.
    relating  to  the  Property at 5700 North  Elizabeth  Street,
    Pueblo, Colorado.

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

Dated:  August 5, 2005        AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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