Form 10QSB
period 2005-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2005-11-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $15,588,121    $15,417,372
  Receivables                                              0          6,259
                                                  -----------    -----------
          Total Current Assets                    15,588,121     15,423,631
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             7,430,770      4,659,606
  Buildings and Equipment                         13,723,153      5,457,138
  Property Acquisition Costs                               0         13,213
  Construction in Progress                                 0         41,622
  Accumulated Depreciation                          (552,492)      (193,763)
                                                  -----------    -----------
      Net Investments in Real Estate              20,601,431      9,977,816
                                                  -----------    -----------
           Total  Assets                         $36,189,552    $25,401,447
                                                  ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    50,282    $   173,137
  Distributions Payable                              465,965        268,604
  Unearned Rent                                       50,577              0
                                                  -----------    -----------
      Total Current Liabilities                      566,824        441,741
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (22,378)        (7,203)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 42,435 and 29,592
   Units issued and outstanding in
   2005  and 2004, respectively                   35,645,106     24,966,909
                                                  -----------    -----------
      Total Members' Equity                       35,622,728     24,959,706
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $36,189,552    $25,401,447
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended       Nine Months Ended
                              9/30/05      9/30/04     9/30/05      9/30/04

RENTAL INCOME               $ 417,961    $ 204,613   $1,095,429    $ 483,634

EXPENSES:
   LLC  Administration -
      Affiliates              114,090       36,439      277,227       91,165
   LLC Administration and
      Property Management  -
      Unrelated Parties         7,432        2,348       40,628       11,579
   Depreciation               143,755       57,027      358,729      132,458
                             ---------    ---------   ----------    ---------
        Total Expenses        265,277       95,814      676,584      235,202
                             ---------    ---------   ----------    ---------

OPERATING INCOME              152,684      108,799      418,845      248,432

OTHER INCOME:
   Interest Income            124,108       16,009      300,459       30,776
                             ---------    ---------   ----------    ---------
NET  INCOME                 $ 276,792    $ 124,808   $  719,304    $ 279,208
                             =========    =========   ==========    =========

NET INCOME ALLOCATED:
   Managing Members         $   8,304    $   3,744   $   21,579    $   8,376
   Limited Members            268,488      121,064      697,725      270,832
                             ---------    ---------   ----------    ---------
                            $ 276,792    $ 124,808   $  719,304    $ 279,208
                             =========    =========   ==========    =========

NET INCOME PER LLC UNIT     $    6.33    $    7.03   $    18.71    $   21.62
                             =========    =========   ==========    =========

Weighted Average Units
  Outstanding                  42,435       17,210       37,283       12,525
                             =========    =========   ==========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $   719,304    $   279,208

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                    358,729        132,458
     Decrease in Receivables                           6,259              0
     Decrease in Payable to
        AEI Fund Management, Inc.                   (122,855)       (32,357)
     Increase in Unearned Rent                        50,577         11,782
                                                  -----------    -----------
        Total Adjustments                            292,710        111,883
                                                  -----------    -----------
        Net Cash Provided By
              Operating  Activities                1,012,014        391,091
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                   (10,982,344)    (6,071,241)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members    12,842,884     14,389,092
   Organization   and   Syndication   Costs       (1,674,009)    (2,158,348)
   Increase in Distributions Payable                 197,361        136,345
   Distributions to Members                       (1,225,157)      (411,578)
                                                  -----------    -----------
        Net Cash Provided By
             Financing  Activities                10,141,079     11,955,511
                                                  -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              170,749      6,275,361

CASH AND CASH EQUIVALENTS, beginning of period    15,417,372      2,772,027
                                                  -----------    -----------
CASH  AND  CASH EQUIVALENTS, end of period       $15,588,121     $9,047,388
                                                  ===========     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2003  $    524   $ 6,078,783   $ 6,079,307    7,167.54

  Capital Contributions            0    14,389,092    14,389,092   14,389.09

  Organization and
    Syndication Costs              0    (2,158,348)   (2,158,348)

  Distributions              (12,347)     (399,231)     (411,578)

  Net Income                   8,376       270,832       279,208
                             --------   ----------    -----------  ----------
BALANCE, September 30, 2004 $ (3,447)  $18,181,128   $18,177,681   21,556.63
                             ========   ==========    ===========  ==========


BALANCE, December 31, 2004  $ (7,203)  $24,966,909   $24,959,706   29,591.88

  Capital Contributions            0    12,842,884    12,842,884   12,842.88

  Organization and
    Syndication Costs              0    (1,674,009)   (1,674,009)

  Distributions              (36,754)   (1,188,403)   (1,225,157)

  Net Income                  21,579       697,725       719,304
                             --------   ----------    -----------  ----------
BALANCE, September 30, 2005 $(22,378)  $35,645,106   $35,622,728   42,434.76
                             ========   ==========    ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005, when the extended offering period expired. The Company received subscriptions for 42,434.763 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require annual rental payments of $182,663. Total acquisition costs, including the cost of the land, were $2,288,050. At December 31, 2004, the Company had advanced $41,622 for the construction of the property.

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

     Subsequent to September 30, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for approximately $2,225,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $164,712.

     Subsequent to September 30, 2005, the Company entered into an agreement to purchase a Jared Jewelry store in Concord, New Hampshire for approximately $4,073,000. The property will be leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $286,500.
                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

Results of Operations

        For the nine months ended September 30, 2005, the Company recognized rental income of $1,095,429 representing nine months rent from seven properties and rent from three properties acquired during the period. At September 30, 2005, the scheduled annual rent for the ten properties was $1,671,380. For the nine months ended September 30, 2004, the Company recognized rental income of $483,634 representing nine months rent from two properties and rent from four properties acquired during the period. Rental income increased as the Company invested its available subscription proceeds in properties.

       For the nine months ended September 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $277,227 and $91,165, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $40,628 and $11,579, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2005 and 2004, the Company recognized interest income of $300,459 and $30,776, respectively, from subscription proceeds temporarily invested in a money market account and from construction advances. In 2005, interest income increased due to the Company receiving greater interest from construction advances and having more money invested in a money market account due to the sale of additional LLC Units. In addition, money market interest rates were higher in 2005.

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

        The Company generated $1,012,014 of cash from operations during the nine months ended September 30, 2005, representing net income of $719,304 and a non-cash expense of $358,729 for depreciation, which were partially offset by $66,019 of net timing differences in the collection of payments from the lessees and the payment of expenses. The Company generated $391,091 of cash from operations during the nine months ended September 30, 2004, representing net income of $279,208 and a non-cash expense of $132,458 for depreciation, which were partially offset by $20,575 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2005 and 2004, the Company expended $10,982,344 and $6,071,241 to invest in real properties (inclusive of acquisition expenses).

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

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, the development was completed. Total acquisition costs, including the cost of the land, were $2,288,050.

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,197,170. On February 9, 2005, the Company purchased a Tractor Supply store in Marion, Indiana for $2,936,825. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,237,634.

       During the offering of Units, the Company's primary source of cash flow was from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and continued until May 12, 2005, when the extended offering period expired. The Company raised a total of $42,434,763 from the sale of 42,434.763 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $6,035,507.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the nine months ended September 30, 2005 and 2004, the Company declared distributions of $1,225,157 and $411,578, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at September 30, 2005, it entered into two commitments after this date.

        Subsequent to September 30, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for approximately $2,225,800 and the Company entered into an agreement to purchase a Jared Jewelry store in Concord, New Hampshire for approximately $4,073,000.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering commenced on May 13, 2003 and terminated May 12, 2005, when the extended offering period expired. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. The Company sold 42,434.763 Units for gross offering proceeds of $42,434,763.

        From gross offering proceeds, the Company paid $4,219,317 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,977,696 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $24,076 and other organization and syndication costs of $1,792,114 of which $1,218,316 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2005, the Company paid commissions, organization and syndication costs totaling $6,035,507.

        From  the  net  offering proceeds, the  Company  expended
$21,153,923 to acquire real estate of which $20,901,323 represented cash paid to unaffiliated sellers of real estate and $252,600 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1  Assignment  and  Assumption of Purchase Agreement dated
          October  7, 2005  between  the  Company  and  AEI  Fund
          Management,  Inc.  relating  to  the  Property at  2908
          Broadway  Avenue, Yankton, South Dakota.

    10.2  Assignment and Assumption of Net Lease  Agreement dated
          October 25, 2005 between the Company and CDK Associates
          LLC relating  to  the Property at 2908 Broadway Avenue,
          Yankton, South Dakota.

    10.3  Assignment and Assumption of Purchase  Agreement  dated
          October 31, 2005  between  the  Company  and  AEI  Fund
          Management,  Inc.  relating  to  the  Property  at  297
          Loudon  Road, Concord, New Hampshire.

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

Dated:  November 4, 2005      AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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