Form 10KSB
period 2005-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2006-03-30
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,495,769.

As of February 28, 2006, there were 42,434.763 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $42,434,763.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

Transitional Small Business Disclosure Format:     Yes     No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005 when the extended offering period expired. The Company received subscriptions for 42,434.763 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2005, the Company had purchased fourteen properties, including partial interests in eight properties at a total cost of $35,205,409. The properties are commercial, single tenant buildings leased under triple net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to twelve years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        On December 9, 2003, the Company purchased a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana for $1,146,533. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $107,439. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

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

        On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

        During the fourth quarter of 2005, the Company sold its interest in the Mimi's Cafe restaurant, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

        On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $238,673.

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require annual rental payments of $182,663. Total acquisition costs, including the cost of the land, were $2,291,218. At December 31, 2004, the Company had advanced $41,622 for the construction of the property.

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

        On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and annual rental payments of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

        On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $164,712.

       On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $286,495.

         On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois by purchasing the building for $1,992,600. Previously, on November 21, 2005, the Company purchased the land under the building for $2,200,000. Total acquisition costs, including acquisition expenses, were $4,269,332. The land and building are leased to Sterling Jewelers Inc. under Lease Agreements with remaining primary terms of 14.4 years and annual rental payments of $306,353.

       On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and annual rental payments of $279,088. The store is scheduled to be converted into a Sports Authority store in the spring of 2006. The remaining interest in the property was purchased by AEI Fund Management XVII, Inc., an affiliate of the Company.

        Subsequent to December 31, 2005, the Company purchased an Advance Auto Parts store in Brownsville, Texas for approximately $1,544,500. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of
14.5 years and annual rental payments of $109,973.

Major Tenants

        During 2005, six tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 93% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years, except for Apple Ohio, LLC and Tia's Florida, LLC, which are expected to contribute slightly less than ten percent of rental income. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and leased to various tenants under triple net leases, which are classified as operating leases. The only exceptions are under the leases for the Gart Sports and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Company holds an undivided fee simple interest in the properties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2005.

                          Total Property                 Annual    Annual
                 Purchase  Acquisition                   Lease     Rent Per
Property           Date      Costs      Tenant           Payment    Sq. Ft.

Johnny Carino's
Restaurant
 Lake Charles, LA                     Kona Restaurant
 (50.0%)          12/9/03  $1,146,533   Group, Inc.      $107,439   $ 32.90

Tia's Tex-Mex
Restaurant
 Brandon, FL                               Tia's
 (75.0%)         12/10/03  $2,261,506   Florida, LLC     $229,500   $ 44.39

Jared Jewelry Store
 Madison Heights, MI                     Sterling
 (21.0%)           2/6/04  $  852,592  Jewelers Inc.     $ 65,541   $ 51.44

Jared Jewelry Store
 Goodlettsville, TN                      Sterling
 (25.0%)           2/6/04  $  988,254  Jewelers Inc.     $ 75,840   $ 52.14

Applebee's Restaurant
 Macedonia, OH    4/30/04  $3,134,798 Apple Ohio, LLC    $238,673   $ 44.20

Jared Jewelry Store
 Auburn Hills, MI                        Sterling
 (60.0%)          1/14/05  $2,199,067  Jewelers Inc.     $153,780   $ 44.50

Tractor Supply Store                   Tractor Supply
 Marion, IN        2/9/05  $2,939,385    Company         $210,014   $ 11.00

CarMax Auto Superstore
 Lithia Springs, GA                      CarMax Auto
 (45.0%)          3/18/05  $4,242,438  Superstores, Inc. $306,180   $ 35.36

Johnny Carino's
Restaurant                              Kona Restaurant
 Pueblo, CO       6/20/05  $2,291,218    Group, Inc.     $182,663   $ 27.13

Tractor Supply Store                    Tractor Supply
 Yankton, SD     10/25/05  $2,265,936     Company        $164,712   $  8.56

Jared Jewelry Store                       Sterling
 Concord, NH      12/1/05  $4,157,634   Jewelers Inc.    $286,495   $ 48.82


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)


                          Total Property                 Annual    Annual
                 Purchase  Acquisition                   Lease     Rent Per
Property           Date      Costs      Tenant           Payment    Sq. Ft.

Jared Jewelry Store                       Sterling
 Aurora, IL      12/16/05  $4,269,332  Jewelers Inc.     $306,353   $ 50.63

Gart Sports Store (Sports Authority)
 Wichita, KS
 (60.0%)         12/22/05  $3,346,155 TSA Stores, Inc.   $279,088   $  8.90


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Johnny Carino's restaurant in Lake Charles, Louisiana is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Tia's Tex-Mex restaurant and the Jared Jewelry store in Goodlettsville, Tennessee are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the Jared Jewelry store in Madison Heights, Michigan are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Gart Sports store is owned by AEI Fund Management XVII, Inc.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 13 to 20 years, except for the Gart Sports store, which had a remaining primary Lease term of
11.2 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        Through December 31, 2005, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,114 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $47,821 and $20,405 were made to the Managing Members and $1,771,796 and $659,777 were made to the Limited Members in 2005 and 2004. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed $335,000 of proceeds from property sales in 2005.

        (b) The registration statement for the offering (No. 333-99677) was declared effective on May 13, 2003. The offering terminated May 12, 2005 when the extended offering period expired. AEI Securities, Inc. (ASI) was the dealer manager of the offering. The registration statement covers 50,000 Units of limited liability company interest at an aggregate price of up to $50 million. The Company sold 42,434.763 Units for gross offering proceeds of $42,434,763.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        From gross offering proceeds, the Company paid $4,216,167 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,985,046 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $24,076 and other organization and syndication costs of $1,805,502 of which $1,219,529 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to December 31, 2005, the Company paid commissions, organization and syndication costs totaling $6,045,745.

        From  the  net  offering proceeds, the  Company  expended
$35,205,409 to acquire real estate of which $34,692,523 represented cash paid to unaffiliated sellers of real estate and $512,886 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2005, the Company's Units were valued at $967. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2005 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor do they represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the year ended December 31, 2005, the Company recognized rental income from continuing operations of $1,495,769 representing twelve months rent from six properties and rent from seven properties acquired during the period. At December 31,
2005, the scheduled annual rent for the thirteen properties was $2,606,278. For the year ended December 31, 2004, the Company recognized rental income from continuing operations of $628,803 representing twelve months rent from two properties and rent from four properties acquired during the period. Rental income increased as the Company invested its available subscription proceeds in properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $368,821 and $148,654, respectively. These administration expenses included initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $43,191 and $12,473, respectively. These expenses represented direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the years ended December 31, 2005 and 2004, the Company recognized interest income of $399,001 and $79,722, respectively, from subscription proceeds temporarily invested in money market accounts and from construction advances. In 2005, interest income increased due to the Company receiving greater interest from construction advances and having more money invested in a money market account due to the sale of additional LLC Units. In addition, money market interest rates were higher in 2005.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Company recognized income from discontinued operations of $509,484, representing rental income less property management expenses and depreciation of $75,330 and gain on disposal of real estate of $434,154.

        During the fourth quarter of 2005, the Company sold its interest in the Mimi's Cafe restaurant, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $1,693,608 of cash from operations during the year ended December 31, 2005, representing net income before gain on sale of real estate of $1,036,963 and a non-cash expense of $546,189 for depreciation and $110,456 of net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $733,149 of cash from operations during the year ended December 31, 2004, representing net income of $422,611, a non-cash expense of $189,655 for depreciation and $120,883 of net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2005 and 2004, the Company expended $25,033,830 and $6,762,032 to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2005, the Company generated cash flow from the sale of real estate of $1,507,118.

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

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, the development was completed. Total acquisition costs, including the cost of the land, were $2,291,218.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois for $4,269,332. On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155.

       During the offering of Units, the Company's primary source of cash flow was from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective May 13, 2003 and continued until May 12, 2005, when the extended offering period expired. The Company raised a total of $42,434,763 from the sale of 42,434.763 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $6,045,745.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter.

        For the years ended December 31, 2005 and 2004, the Company declared distributions of $1,819,617 and $680,182, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of
$1,771,796 and $659,777 and the Managing Members received distributions of $47,821 and $20,405 for the periods, respectively.

        During 2005, the Company distributed $338,384 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $7.89 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date the offering of units commences or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at December 31, 2005, it entered into one commitment after this date.

        Subsequent to December 31, 2005, the Company purchased an Advance Auto Parts store in Brownsville, Texas for approximately $1,544,500. With this property acquisition, the Company completed the investment of the available net proceeds from the sale of Units.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2005          2004
CURRENT ASSETS:
  Cash    and Cash Equivalents                  $ 3,249,144    $15,417,372
  Receivables                                             0          6,259
                                                 -----------    -----------
          Total Current Assets                    3,249,144     15,423,631
                                                 -----------    -----------

INVESTMENTS IN REAL ESTATE:
  Land                                           11,315,152      4,659,606
  Buildings and Equipment                        22,779,696      5,457,138
  Property Acquisition Costs                              0         13,213
  Construction in Progress                                0         41,622
  Accumulated Depreciation                         (702,355)      (193,763)
                                                 -----------    -----------
      Net Investments in Real Estate             33,392,493      9,977,816
                                                 -----------    -----------
           Total  Assets                        $36,641,637    $25,401,447
                                                 ===========    ===========


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   277,334    $   173,137
  Distributions Payable                             594,459        268,604
                                                 -----------    -----------
      Total Current Liabilities                     871,793        441,741
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            4,102         (7,203)
  Limited Members' Equity, $1,000 per Unit;
    50,000 Units authorized; 42,435 and 29,592
    Units issued and outstanding in
    2005  and 2004, respectively                 35,765,742     24,966,909
                                                 -----------    -----------
      Total Members' Equity                      35,769,844     24,959,706
                                                 -----------    -----------
         Total Liabilities and Members' Equity  $36,641,637    $25,401,447
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2005          2004

RENTAL INCOME                                   $ 1,495,769    $   628,803

EXPENSES:
   LLC Administration - Affiliates                  368,821        148,654
   LLC Administration and Property
      Management - Unrelated Parties                 43,191         12,473
      Depreciation                                  521,125        177,122
                                                 -----------    -----------
        Total Expenses                              933,137        338,249
                                                 -----------    -----------

OPERATING INCOME                                    562,632        290,554

OTHER INCOME:
   Interest Income                                  399,001         79,722
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   961,633        370,276

Income from Discontinued Operations                 509,484         52,335
                                                 -----------    -----------
NET INCOME                                      $ 1,471,117    $   422,611
                                                 ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                             $    59,126    $    12,678
   Limited Members                                1,411,991        409,933
                                                 -----------    -----------
                                                $ 1,471,117    $   422,611
                                                 ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                        $     24.18    $     23.14
   Discontinued Operations                            12.43           3.27
                                                 -----------    -----------
         Total                                  $     36.61    $     26.41
                                                 ===========    ===========
Weighted Average Units Outstanding                   38,571         15,524
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $ 1,471,117   $   422,611

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      546,189       189,655
     Gain on Sale of Real Estate                      (434,154)            0
     (Increase) Decrease in Receivables                  6,259        (6,259)
     Increase in Payable to
        AEI Fund Management, Inc.                      104,197       127,142
                                                    -----------   -----------
             Total Adjustments                         222,491       310,538
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                     1,693,608       733,149
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (25,033,830)   (6,762,032)
   Proceeds from Sale of Real Estate                 1,507,118             0
                                                    -----------   -----------
        Net Cash Used For
           Investing Activities                    (23,526,712)   (6,762,032)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members      12,842,884    22,424,338
   Organization   and   Syndication   Costs         (1,684,246)   (3,286,368)
   Increase in Distributions Payable                   325,855       216,440
   Distributions to Members                         (1,819,617)     (680,182)
                                                    -----------   -----------
        Net Cash Provided By
            Financing Activities                     9,664,876    18,674,228
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (12,168,228)   12,645,345

CASH AND CASH EQUIVALENTS, beginning of period      15,417,372     2,772,027
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,249,144   $15,417,372
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                    Units
                             Members     Members     Total       Outstanding


BALANCE, December 31, 2003  $    524   $ 6,078,783  $ 6,079,307    7,167.54

  Capital Contributions            0    22,424,338   22,424,338   22,424.34

  Organization and
    Syndication Costs              0    (3,286,368)  (3,286,368)

  Distributions              (20,405)     (659,777)    (680,182)

  Net Income                  12,678       409,933      422,611
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2004    (7,203)   24,966,909   24,959,706   29,591.88

  Capital Contributions            0    12,842,884   12,842,884   12,842.88

  Organization and
    Syndication Costs              0    (1,684,246)  (1,684,246)

  Distributions              (47,821)   (1,771,796)  (1,819,617)

  Net Income                  59,126     1,411,991    1,471,117
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2005  $  4,102   $35,765,742  $35,769,844   42,434.76
                             ========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the offering called for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005, when the extended offering period expired. The Company received subscriptions for 42,434.763 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively. The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     Cash Concentrations of Credit Risk

       The   Company's  cash  is  deposited  primarily   in   two
       financial institutions and at times during the year it may exceed FDIC insurance limits.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The Company has considered the accounting pronouncements issued after December 2004 and has determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Company owns a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 75% interest in a Tia's Tex-Mex restaurant and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company. The Company owns a 21% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Jared Jewelry store in Auburn Hills,
       Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company. The Company owns a 45% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Gart Sports store. The remaining interest in this property is owned by AEI Fund Management XVII, Inc., an affiliate of the Company. The Company owned a 50% interest in a Mimi's Cafe restaurant. The remaining interests in this property are owned by AEI Accredited Investor Fund 2002 Limited Partnership and unrelated third parties.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

       AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Year Ended December 31

                                                  2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                      $ 368,821   $ 148,654
                                                 ========    ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                         $  43,835   $  12,775
                                                 ========    ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company. The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the sellers and/or tenants in the amount of
  $8,461 and $29,498 for 2005 and 2004,
  respectively.                                 $ 397,652   $ 105,687
                                                 ========    ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  50,988   $       0
                                                 ========    ========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                      for the Year Ended December 31


                                                      2005       2004

e.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                          $1,283,772  $2,239,717
                                                     =========   =========
f.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                        $  321,847  $  694,175
                                                     =========   =========
g.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees. $   78,627  $  352,476
                                                     =========   =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d, f and
     g. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exceptions are under the leases for the Gart Sports and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary Lease terms varied from 13 to 20 years, except for the Gart Sports store, which had a remaining primary Lease term of 11.2 years. The Leases provide the tenants with two to four five-
     year   renewal  options  subject  to  the  same  terms   and
     conditions as the primary term. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Lake Charles, Louisiana was constructed and acquired in 2003. The Tia's Tex-Mex restaurant was constructed in 1995 and acquired in 2003. The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004. The Jared Jewelry store in Goodlettsville, Tennessee was constructed in 2001 and acquired in 2004. The Applebee's restaurant was constructed in 1994 and acquired in 2004. The land for the Johnny Carino's restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005. The Tractor Supply Company store in Marion, Indiana and the Jared Jewelry store in Concord, New Hampshire were constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The Gart Sports store was constructed in 1996, renovated in 2001 and acquired in 2005. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2005 are as follows:

                                            Buildings and          Accumulated
Property                            Land      Equipment    Total  Depreciation

Johnny Carino's,
 Lake Charles, LA              $   305,000 $   841,533 $ 1,146,533 $   85,805
Tia's Tex-Mex, Brandon, FL         847,047   1,414,459   2,261,506    115,513
Jared Jewelry, Madison Heights, MI 323,259     529,333     852,592     39,700
Jared Jewelry, Goodlettsville, TN  465,521     522,733     988,254     39,205
Applebee's, Macedonia, OH        1,571,267   1,563,531   3,134,798    104,235
Jared Jewelry, Auburn Hills, MI    421,489   1,777,578   2,199,067     68,140
Tractor Supply, Marion, IN         217,920   2,721,465   2,939,385     95,251
CarMax Auto Superstore,
 Lithia Springs, GA              1,834,445   2,407,993   4,242,438     76,253
Johnny Carino's, Pueblo, CO        627,314   1,663,904   2,291,218     44,772
Tractor Supply, Yankton, SD        351,221   1,914,715   2,265,936     15,956
Jared Jewelry, Concord, NH       1,061,663   3,095,971   4,157,634     10,320
Jared Jewelry, Aurora, IL        2,242,572   2,026,760   4,269,332      3,378
Gart Sports (Sports Authority),
 Wichita, KS                     1,046,434   2,299,721   3,346,155      3,827
                                ----------- ----------- -----------  ---------
                               $11,315,152 $22,779,696 $34,094,848  $ 702,355
                                =========== =========== ===========  =========



                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $65,541. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same.

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

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require annual rental payments of $182,663. Total acquisition costs, including the cost of the land, were $2,291,218. At December 31, 2004, the Company had advanced $41,622 for the construction of the property.

     On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $153,780.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and annual rental payments of $210,014.

     On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $306,180.

     On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $164,712.

     On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $286,495.

     On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois by purchasing the building for $1,992,600. Previously, on November 21, 2005, the Company purchased the land under the building for $2,200,000. Total acquisition costs, including acquisition expenses, were $4,269,332. The land and building are leased to Sterling Jewelers Inc. under Lease Agreements with remaining primary terms of 14.4 years and annual rental payments of $306,353.

     On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and annual rental payments of $279,088. The store is scheduled to be converted into a Sports Authority store in the spring of 2006.

     Subsequent to December 31, 2005, the Company purchased an Advance Auto Parts store in Brownsville, Texas for approximately $1,544,500. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and annual rental payments of $109,973.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4) Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $ 2,609,165
                       2007             2,640,190
                       2008             2,676,257
                       2009             2,708,351
                       2010             2,762,306
                       Thereafter      29,601,465
                                       -----------
                                      $42,997,734
                                       ===========

     There were no contingent rents recognized in 2005 or 2004.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

            Tenants                Industry           2005       2004

     Sterling Jewelers Inc.         Retail       $  336,467   $  127,946
     CarMax Auto Superstores, Inc.  Retail          241,158          N/A
     Apple Ohio, LLC                Restaurant      238,673      159,116
     Tia's Florida, LLC             Restaurant      229,500      229,500
     Kona Restaurant Group, Inc.    Restaurant      224,405      112,241
     Tractor Supply Company         Retail          218,064          N/A
                                                  ----------   ----------
     Aggregate rent revenue of major tenants     $1,488,267   $  628,803
                                                  ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  93%          91%
                                                  ==========   ==========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations -

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

     During the fourth quarter of 2005, the Company sold its interest in the Mimi's Cafe restaurant, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

     During 2005, the Company distributed $338,384 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $7.89 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2005       2004

     Rental Income                           $ 101,038   $  65,170
     Property Management Expenses                 (644)       (302)
     Depreciation                              (25,064)    (12,533)
     Gain on Disposal of Real Estate           434,154           0
                                              ---------   ---------
        Income from Discontinued Operations  $ 509,484   $  52,335
                                              =========   =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Members' Capital -

     Cash distributions of $47,821 and $20,405 were made to the Managing Members and $1,771,796 and $659,777 were made to the Limited Members for the years ended December 31, 2005 and 2004, respectively. The Limited Members' distributions represent $45.94 and $42.50 per LLC Unit outstanding using 38,571 and 15,524 weighted average Units in 2005 and 2004, respectively. The distributions represent $36.61 and $26.41 per Unit of Net Income and $9.33 and $16.09 per Unit of return of contributed capital in 2005 and 2004, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed $335,000 of proceeds from property sales in 2005.

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2005         2004

     Net Income for Financial Reporting Purposes    $1,471,117   $  422,611

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes    177,695       50,607

     Amortization of Start-Up and Organization Costs    (3,819)      (3,819)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes      (12,306)           0
                                                     ----------    ---------
           Taxable Income to Members                $1,632,687    $ 469,399
                                                     ==========    =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2005       2004

     Members' Equity for Financial Reporting Purposes $35,769,844 $24,959,706

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes       214,519      49,130

     Capitalized Start-Up Costs Under Section 195          13,092      13,092

     Amortization of Start-Up and Organization Costs       (7,956)     (4,137)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          6,021,670   4,348,692
                                                       ----------- -----------
           Members' Equity for Tax Reporting Purposes $42,011,169 $29,366,483
                                                       =========== ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2005                     2004
                            Carrying      Fair       Carrying        Fair
                             Amount       Value        Amount        Value

     Money Market Funds     $3,249,144   $3,249,144   $15,417,372  $15,417,372
                             ---------    ---------    ----------   ----------
        Total Cash and
           Cash Equivalents $3,249,144   $3,249,144   $15,417,372  $15,417,372
                             =========    =========    ==========   ==========


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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2005, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

Person or Entity                                       Amount Incurred From
 Receiving                     Form and Method       Inception (June 24, 2002)
Compensation                   of Compensation          To December 31, 2005

AEI Securities, Inc.  Selling Commissions equal to 10%         $4,240,243
                      of proceeds, most of which were
                      reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other          $1,805,502
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all            $  512,886
and Affiliates        Acquisition Expenses

Managing Members      Reimbursement at Cost for all            $  535,254
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all expenses   $   50,988
and Affiliates        related to the disposition of the
                      Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.   $  66,561

Managing Members      1% of distributions of Net Proceeds of    $   3,384
                      Sale until Limited Members have received an amount equal to (a) their Adjusted
                      Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital
                      Contributions per annum, cumulative but
                      not compounded, to the extent not previously distributed. 10% of distributions of Net
                      Proceeds of Sale thereafter.


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

     10.1 Net Lease Agreement dated December 9, 2003 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2638 Derek Drive, Lake Charles, Louisiana
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 18, 2003).

     10.2  Net  Lease Agreement dated December 10,  2003  between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Tia's Florida LLC relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 18, 2003).

     10.3 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Transgate, LLC relating to the Property at 914 Two Mile Parkway, Goodlettsville, Tennessee (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

     10.4 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 23 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

     10.5 Assignment of Purchase Agreement dated April 22, 2004 between the Company and AEI Fund Management, Inc. relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 7, 2004).

     10.6 Assignment and Assumption of Lease dated April 30, 2004 between the Company and PRECO II CRIC LLC relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.7 First Amendment to Net Lease Agreement dated June 30, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and SWH Corporation relating to the Property at 8500 N.W. Prairie View Road, Kansas City, Missouri (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 13, 2004).

     10.8 Development Financing Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 10, 2004).

     10.9 Net Lease Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 10, 2004).

     10.10 Assignment of Purchase Agreement dated December 15, 2004 between the Company, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.17 of Form 10-KSB filed March 25, 2005).

ITEM 13.  EXHIBITS. (Continued)

     10.11 Assignment and Assumption of Lease dated January 14, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.18 of Form 10-KSB filed March 25, 2005).

     10.12 Assignment of Purchase Agreement dated January 31, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 15, 2005).

     10.13      Assignment  of  Lease  dated  February  9,   2005
     between the Company and Brody Capital Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 15, 2005).

     10.14 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Company, AEI Income &
     Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 21, 2005).

     10.15 Assignment and Assumption of Lease dated March 18, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI
     Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the
     Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 21, 2005).

     10.16 First Amendment to Net Lease Agreement dated June 20, 2005 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed August 5, 2005).

     10.17 Assignment and Assumption of Purchase Agreement dated October 7, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed November 4, 2005).

     10.18 Assignment and Assumption of Purchase Agreement dated October 24, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed December 20, 2005).

     10.19 Assignment and Assumption of Net Lease Agreement dated October 25, 2005 between the Company and CDK Associates LLC relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 4, 2005).

     10.20 Assignment and Assumption of Purchase Agreement dated October 31, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed November 4, 2005).

     10.21 Real Estate Purchase Contract dated November 18, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 20, 2005).

     10.22 Assignment and Assumption of Lease and Guaranty dated November 22, 2005 between the Company and Lafayette Village, LLC relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit
     10.3 of Form 8-K filed December 20, 2005).

     10.23 Assignment and Assumption of Lease dated December 1, 2005 between the Company and Loudon Road N.H. Rte. 9 Development, LLC relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 5, 2005).

ITEM 13.  EXHIBITS. (Continued)

     10.24 Assignment and Assumption of Lease Agreement dated December 16, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 20, 2005).

     10.25      Assignment  of  Agreement of  Purchase  and  Sale
     dated  December  21,  2005 between  the  Company,  AEI  Fund
     Management XVII, Inc. and AEI Fund Management, Inc. relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 28, 2005).

     10.26 Assignment and Assumption of Lease and Guaranty dated December 22, 2005 between the Company, AEI Fund Management XVII, Inc. and Silver Capital Net Lease Fund I, LLC relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 28, 2005).

     10.27       Assignment  of  Commercial  Purchase  and   Sale
     Contract dated January 16, 2006 between the Company and  AEI
     Fund  Management, Inc. relating to the Property at 5825 East
     Ruben Torres Boulevard, Brownsville, Texas.

     10.28      Assignment and Assumption of Lease dated February
     17,  2006  between  the Company and Meyer-Lamph  Development
     Group,  LTD.  relating to the Property at  5825  East  Ruben
     Torres Boulevard, Brownsville, Texas.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND  SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  14,850   $ 16,555
     Audit-Related Fees                         218        498
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  15,068   $ 17,053
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES  AND SERVICES. (Continued)

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


                            AEI INCOME & GROWTH FUND 25
                            Limited Liability Company
                            By: AEI Fund Management XXI, Inc.
                                Its Managing Member


March 17, 2006              By: /s/ Robert P Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                        Date


/s/Robert P Johnson   President (Principal Executive  Officer) March 17, 2006
   Robert P.Johnson   and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer    March 17, 2006
   Patrick W.Keene    (Principal Accounting Officer)