Form 10QSB
period 2006-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2006-05-12
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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



                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006         2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,431,759   $ 3,249,144

INVESTMENTS IN REAL ESTATE:
  Land                                           10,761,382    11,315,152
  Buildings and Equipment                        22,657,619    22,779,696
  Accumulated Depreciation                         (813,077)     (702,355)
                                                 -----------   -----------
                                                 32,605,924    33,392,493
  Real Estate Held for Sale                       2,131,848             0
                                                 -----------   -----------
      Net Investments in Real Estate             34,737,772    33,392,493
                                                 -----------   -----------
           Total  Assets                        $36,169,531   $36,641,637
                                                 ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     9,649   $   277,334
  Distributions Payable                             546,840       594,459
  Unearned Rent                                      55,102             0
                                                 -----------   -----------
      Total Current Liabilities                     611,591       871,793
                                                 -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (2,255)        4,102
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   42,435  Units issued and outstanding          35,560,195    35,765,742
                                                 -----------   -----------
      Total Members' Equity                      35,557,940    35,769,844
                                                 -----------   -----------
        Total Liabilities and Members' Equity   $36,169,531   $36,641,637
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2006         2005

RENTAL INCOME                                    $   607,670   $   205,716

EXPENSES:
   LLC Administration - Affiliates                    93,447        67,643
   LLC Administration and Property
      Management - Unrelated Parties                  17,201        12,983
      Depreciation                                   226,235        67,981
                                                  -----------   -----------
        Total Expenses                               336,883       148,607
                                                  -----------   -----------

OPERATING INCOME                                     270,787        57,109

OTHER INCOME:
   Interest Income                                    20,993        71,654
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    291,780       128,763

Income from Discontinued Operations                   43,156        62,238
                                                  -----------   -----------
NET INCOME                                       $   334,936   $   191,001
                                                  ===========   ===========
NET INCOME ALLOCATED:
   Managing Members                              $    10,048   $     5,730
   Limited Members                                   324,888       185,271
                                                  -----------   -----------
                                                 $   334,936   $   191,001
                                                  ===========   ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                         $      6.67   $      4.00
   Discontinued Operations                               .99          1.94
                                                  -----------   -----------
         Total                                   $      7.66   $      5.94
                                                  ===========   ===========
Weighted Average Units Outstanding                    42,435        31,205
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   334,936   $   191,001

   Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                     240,380        88,392
     Increase in Receivables                                0       (16,379)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (267,685)       86,717
     Increase in Unearned Rent                         55,102        42,098
                                                   -----------   -----------
             Total Adjustments                         27,797       200,828
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      362,733       391,829
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (1,585,659)  (10,500,572)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members               0     5,878,764
   Organization and Syndication Costs                       0      (757,084)
   Increase (Decrease) in Distributions  Payable      (47,619)       73,208
   Distributions to Members                          (546,840)     (341,812)
                                                   -----------   -----------
        Net Cash Provided By (Used For)
            Financing Activities                     (594,459)    4,853,076
                                                   -----------   -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                           (1,817,385)   (5,255,667)

CASH  AND  CASH EQUIVALENTS, beginning of period    3,249,144    15,417,372
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,431,759   $10,161,705
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, December 31, 2004  $ (7,203) $24,966,909  $24,959,706   29,591.88

  Capital Contributions            0    5,878,764    5,878,764    5,878.76

  Organization and
    Syndication Costs              0     (757,084)    (757,084)

  Distributions              (10,254)    (331,558)    (341,812)

  Net Income                   5,730      185,271      191,001
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2005     $(11,727) $29,942,302  $29,930,575   35,470.64
                             ========  ===========  ===========  ==========


BALANCE, December 31, 2005  $  4,102  $35,765,742  $35,769,844   42,434.76

  Distributions              (16,405)    (530,435)    (546,840)

  Net Income                  10,048      324,888      334,936
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2006     $(2,255)  $35,560,195  $35,557,940   42,434.76
                             ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

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

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois by purchasing the building for $1,992,600. Previously, on November 21, 2005, the Company purchased the land under the building for $2,200,000. Total acquisition costs, including acquisition expenses, were $4,271,332. The land and building are leased to Sterling Jewelers Inc. under Lease Agreements with remaining primary terms of 14.4 years and annual rental payments of $306,353.

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

     On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,583,659. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and annual rental payments of $109,973.

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     During the fourth quarter of 2005, the Company sold its 50% interest in the Mimi's Cafe restaurant in Kansas City, Missouri, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

     Subsequent to March 31, 2006, the Company entered into an agreement to sell its 75% interest in the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $2,660,000, which will result in a net gain of approximately $528,200. If the sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2006          2005

     Rental Income                            $  57,375    $  82,812
     Property Management Expenses                   (74)        (163)
     Depreciation                               (14,145)     (20,411)
                                               ---------    ---------
        Income from Discontinued Operations   $  43,156    $  62,238
                                               =========    =========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Company recognized rental income from continuing operations of $607,670 and $205,716, respectively. In 2006, rental income increased due to additional rent received from nine property acquisitions in 2005 and 2006 as the Company invested its available subscription proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $93,447 and $67,643, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $17,201 and $12,983, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the three months ended March 31, 2006 and 2005, the Company recognized interest income of $20,993 and $71,654, respectively. In 2006, interest income decreased due to the Company receiving interest income from construction advances in 2005 and the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $43,156, representing rental income less property management expenses and depreciation. For the three months ended March 31, 2005, the Company recognized income from discontinued operations of $62,238, representing rental income less property management expenses and depreciation.

        During the fourth quarter of 2005, the Company sold its 50% interest in the Mimi's Cafe restaurant in Kansas City,
Missouri, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

        Subsequent to March 31, 2006, the Company entered into an agreement to sell its 75% interest in the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $2,660,000, which will result in a net gain of approximately $528,200. If the sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

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

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units the management of properties, the organization and administration of the Company, and the payment of distributions.

        The Company generated $362,733 of cash from operations during the three months ended March 31, 2006, representing net income of $334,936 and a non-cash expense of $240,380 for depreciation, which were partially offset by $212,583 of net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $391,829 of cash from operations during the three months ended March 31, 2005, representing net income of $191,001, a non-cash expense of $88,392 for depreciation and $112,436 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006 and 2005, the Company expended $1,585,659 and $10,500,572 to invest in real properties (inclusive of acquisition expenses).

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois for $4,271,332. On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155.

        On  February 17, 2006, the Company purchased  an  Advance
Auto Parts store in Brownsville, Texas for $1,585,659.

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

        For the three months ended March 31, 2006 and 2005, the Company declared distributions of $546,840 and $341,812, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $530,435 and $331,558 and the Managing Members received distributions of $16,405 and $10,254 for the periods, respectively. In 2006, distributions were higher due to an increase in the distribution rate per Unit, effective January 1, 2006, and an increase in the number of Units outstanding from the sale of additional Units through May 12, 2005.

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

        From gross offering proceeds, the Company paid $4,216,167 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $2,977,696 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $24,076 and other organization and syndication costs of $1,805,502 of which $1,219,529 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From subscription proceeds, the Company paid commissions, organization and syndication costs totaling $6,045,745.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
       PROCEEDS

        From  the  net  offering proceeds, the  Company  expended
$36,389,018 to acquire real estate of which $35,876,132 represented cash paid to unaffiliated sellers of real estate and $512,886 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1  Purchase Agreement  dated April  20,  2006  between the
    Company,   AEI   Accredited  Investor   Fund   2002   Limited
    Partnership and Mario & Armi Dizon relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida.

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

Dated:  May 5, 2006           AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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