Form 10QSB
period 2006-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2006-08-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                   2006              2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,542,913       $ 3,249,144

INVESTMENTS IN REAL ESTATE:
  Land                                          10,761,462        11,315,152
  Buildings and Equipment                       22,657,975        22,779,696
  Accumulated Depreciation                      (1,045,776)         (702,355)
                                                -----------       -----------
                                                32,373,661        33,392,493
  Real Estate Held for Sale                      2,131,848                 0
                                                -----------       -----------
      Net Investments in Real Estate            34,505,509        33,392,493
                                                -----------       -----------
           Total  Assets                       $36,048,422       $36,641,637
                                                ===========       ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    30,249       $   277,334
  Distributions Payable                            546,841           594,459
  Unearned Rent                                     98,265                 0
                                                -----------       -----------
      Total Current Liabilities                    675,355           871,793
                                                -----------       -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (7,801)            4,102
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized;
   42,435  Units issued and outstanding         35,380,868        35,765,742
                                                -----------       -----------
      Total Members' Equity                     35,373,067        35,769,844
                                                -----------       -----------
        Total Liabilities and Members' Equity  $36,048,422       $36,641,637
                                                ===========       ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended         Six Months Ended
                              6/30/06      6/30/05      6/30/06      6/30/05

RENTAL INCOME               $ 622,072   $ 306,127    $ 1,229,742   $ 511,843

EXPENSES:
    LLC  Administration -
      Affiliates               89,128      95,494        182,575     163,137
   LLC Administration and
     Property Management  -
     Unrelated Parties          9,702      19,602         26,903      32,585
    Depreciation              232,699     106,171        458,934     174,152
                             ---------   ---------    -----------   ---------
        Total Expenses        331,529     221,267        668,412     369,874
                             ---------   ---------    -----------   ---------

OPERATING INCOME              290,543      84,860        561,330     141,969

OTHER INCOME:
   Interest Income             14,300     104,697         35,293     176,351
                             ---------   ---------    -----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                 304,843     189,557        596,623     318,320

Income from Discontinued
   Operations                  57,125      61,954        100,281     124,192
                             ---------   ---------    -----------   ---------
NET  INCOME                 $ 361,968   $ 251,511    $   696,904   $ 442,512
                             =========   =========    ===========   =========
NET INCOME ALLOCATED:
   Managing Members         $  10,859   $   7,545    $    20,907   $  13,275
   Limited Members            351,109     243,966        675,997     429,237
                             ---------   ---------    -----------   ---------
                            $ 361,968   $ 251,511    $   696,904   $ 442,512
                             =========   =========    ===========   =========
NET INCOME PER LLC UNIT:
   Continuing Operations    $    6.97   $    4.82    $     13.64   $    8.91
   Discontinued Operations       1.30        1.58           2.29        3.48
                             ---------   ---------    -----------   ---------
        Total               $    8.27   $    6.40    $     15.93$      12.39
                             =========   =========    ===========   =========
Weighted  Average  Units
  Outstanding                  42,435      38,104         42,435      34,655
                             =========   =========    ===========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   696,904    $   442,512

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     473,079        214,974
     Decrease in Receivables                                0          6,259
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (247,085)        95,071
     Increase in Unearned Rent                         98,265         42,098
                                                   -----------    -----------
        Total Adjustments                             324,259        358,402
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                    1,021,163        800,914
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (1,586,095)   (10,980,679)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members               0     12,947,884
   Organization and Syndication Costs                       0     (1,626,758)
   Increase (Decrease) in Distributions  Payable      (47,618)       148,776
   Distributions to Members                        (1,093,681)      (759,192)
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Financing Activities                    (1,141,299)    10,710,710
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (1,706,231)       530,945

CASH AND CASH EQUIVALENTS, beginning of period      3,249,144     15,417,372
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,542,913    $15,948,317
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members      Total      Outstanding


BALANCE, December 31, 2004  $ (7,203)  $24,966,909  $24,959,706    29,591.88

  Capital Contributions            0    12,947,884   12,947,884    12,947.88

  Organization and
    Syndication Costs              0    (1,626,758)  (1,626,758)

  Distributions              (22,776)     (736,416)    (759,192)

  Net Income                  13,275       429,237      442,512
                             --------   -----------  -----------   ----------
BALANCE, June 30, 2005      $(16,704)  $35,980,856  $35,964,152    42,539.76
                             ========   ===========  ===========   ==========


BALANCE, December 31, 2005  $  4,102   $35,765,742  $35,769,844    42,434.76

  Distributions              (32,810)   (1,060,871)  (1,093,681)

  Net Income                  20,907       675,997      696,904
                             --------   -----------  -----------   ----------
BALANCE, June 30, 2006      $ (7,801)  $35,380,868  $35,373,067    42,434.76
                             ========   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

     On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and annual rental payments of $279,088. The store was converted into a Sports Authority store in May 2006. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

     On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,584,095. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and annual rental payments of $109,973.

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

     In April 2006, the Company entered into an agreement to sell its 75% interest in the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The buyer was not able to complete the purchase and the agreement was terminated. The Company is seeking another buyer for the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended        Six Months Ended
                              6/30/06       6/30/05     6/30/06    6/30/05

Rental Income                 $ 57,563    $ 82,813    $ 114,938   $ 165,625
Property Management Expenses      (438)       (448)        (512)       (611)
Depreciation                         0     (20,411)     (14,145)    (40,822)
                               --------    --------    ---------   ---------
   Income from
     Discontinued Operations  $ 57,125    $ 61,954    $ 100,281   $ 124,192
                               ========    ========    =========   =========

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Company recognized rental income from continuing operations of $1,229,742 and $511,843, respectively. In 2006, rental income increased mainly due to additional rent received from nine property acquisitions in 2005 and 2006 as the Company invested its available subscription proceeds.

        For the six months ended June 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $182,575 and $163,137, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $26,903 and $32,585, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2006 and 2005, the Company recognized interest income of $35,293 and $176,351, respectively. In 2006, interest income decreased due to the Company receiving interest income from construction advances in 2005 and the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006 and 2005, the Company recognized income from discontinued operations of $100,281 and $124,192, respectively, representing rental income less property management expenses and depreciation.

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

        In April 2006, the Company entered into an agreement to sell its 75% interest in the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The buyer was not able to complete the purchase and the agreement was terminated. The Company is seeking another buyer for the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

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

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the management of properties, the organization and administration of the Company, and the payment of distributions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company generated $1,021,163 of cash from operations during the six months ended June 30, 2006, representing net income of $696,904 and a non-cash expense of $473,079 for depreciation, which were partially offset by $148,820 of net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $800,914 of cash from operations during the six months ended June 30, 2005, representing net income of $442,512, a non-cash expense of $214,974 for depreciation and $143,428 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006 and 2005, the Company expended $1,586,095 and $10,980,679 to invest in real properties (inclusive of acquisition expenses).

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

        On  February 17, 2006, the Company purchased  an  Advance
Auto Parts store in Brownsville, Texas for $1,584,095.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter.

        For the six months ended June 30, 2006 and 2005, the Company declared distributions of $1,093,681 and $759,192, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of
$1,060,871 and $736,416 and the Managing Members received distributions of $32,810 and $22,776 for the periods, respectively. In 2006, distributions were higher due to an increase in the distribution rate per Unit, effective January 1, 2006, and an increase in the number of Units outstanding from the sale of additional Units through May 12, 2005.

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

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not Applicable.

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

Dated:  August 4, 2006        AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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