Form 10QSB
period 2006-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2006-11-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                      2006           2005
CURRENT ASSETS:
  Cash  and Cash Equivalents                      $ 1,541,176    $ 3,249,144

INVESTMENTS IN REAL ESTATE:
  Land                                             10,761,469     11,315,152
  Buildings and Equipment                          22,658,008     22,779,696
  Accumulated Depreciation                         (1,278,472)      (702,355)
                                                   -----------    -----------
                                                   32,141,005     33,392,493
  Real Estate Held for Sale                         2,131,848              0
                                                   -----------    -----------
      Net Investments in Real Estate               34,272,853     33,392,493
                                                   -----------    -----------
           Total  Assets                          $35,814,029    $36,641,637
                                                   ===========    ===========

                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    29,196    $   277,334
  Distributions Payable                               546,840        594,459
  Unearned Rent                                        55,492              0
                                                   -----------    -----------
      Total Current Liabilities                       631,528        871,793
                                                   -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (13,519)         4,102
  Limited Members' Equity, $1,000 per Unit;
    50,000 Units authorized;
    42,435  Units issued and outstanding           35,196,020     35,765,742
                                                   -----------    -----------
      Total Members' Equity                        35,182,501     35,769,844
                                                   -----------    -----------
        Total Liabilities and Members' Equity     $35,814,029    $36,641,637
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended      Nine Months Ended
                              9/30/06      9/30/05    9/30/06      9/30/05

RENTAL INCOME               $   622,072  $   335,149  $ 1,851,814 $   846,992

EXPENSES:
   LLC  Administration -
     Affiliates                  95,563      114,090      278,138     277,227
   LLC Administration and
     Property Management  -
     Unrelated Parties           10,752        6,877       37,655      39,462
   Depreciation                 232,696      123,344      691,630     297,496
                             -----------  -----------  ----------- -----------
          Total   Expenses      339,011      244,311    1,007,423     614,185
                             -----------  -----------  ----------- -----------

OPERATING INCOME                283,061       90,838      844,391     232,807

OTHER INCOME:
   Interest Income               15,937      124,108       51,230     300,459
                             -----------  -----------  ----------- -----------
INCOME FROM CONTINUING
   OPERATIONS                   298,997      214,946      895,621     533,266

Income from Discontinued
  Operations                     57,277       61,846      157,558     186,038
                             -----------  -----------  ----------- -----------
NET INCOME                  $   356,275  $   276,792  $ 1,053,179 $   719,304
                             ===========  ===========  =========== ===========
NET INCOME ALLOCATED:
   Managing Members         $    10,688  $     8,304  $    31,595 $    21,579
   Limited Members              345,587      268,488    1,021,584     697,725
                             -----------  -----------  ----------- -----------
                            $   356,275  $   276,792  $ 1,053,179 $   719,304
                             ===========  ===========  =========== ===========
NET INCOME PER LLC UNIT:
   Continuing Operations    $      6.83  $      4.91  $     20.47 $     13.87
   Discontinued Operations         1.31         1.42         3.60        4.84
                             -----------  -----------  ----------- -----------
        Total               $      8.14  $      6.33  $     24.07 $     18.71
                             ===========  ===========  =========== ===========
Weighted  Average  Units
  Outstanding                    42,435       42,435       42,435      37,283
                             ===========  ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,053,179    $   719,304

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                     705,775        358,729
     Decrease in Receivables                                0          6,259
     Decrease in Payable to
        AEI Fund Management, Inc.                    (248,138)      (122,855)
     Increase in Unearned Rent                         55,492         50,577
                                                   -----------    -----------
        Total Adjustments                             513,129        292,710
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                     1,566,308      1,012,014
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (1,586,135)   (10,982,344)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members               0     12,842,884
   Organization and Syndication Costs                       0     (1,674,009)
   Increase (Decrease) in Distributions Payable       (47,619)       197,361
   Distributions to Members                        (1,640,522)    (1,225,157)
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Financing Activities                    (1,688,141)    10,141,079
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          (1,707,968)       170,749

CASH AND CASH EQUIVALENTS, beginning of period      3,249,144     15,417,372
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,541,176    $15,588,121
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members       Total     Outstanding


BALANCE, December 31, 2004  $  (7,203)  $24,966,909  $24,959,706   29,591.88

  Capital Contributions             0    12,842,884   12,842,884   12,842.88

  Organization and
    Syndication Costs               0    (1,674,009)  (1,674,009)

  Distributions               (36,754)   (1,188,403)  (1,225,157)

  Net Income                   21,579       697,725      719,304
                             ---------   -----------  -----------  ---------
BALANCE, September 30, 2005 $ (22,378)  $35,645,106  $35,622,728   42,434.76
                             =========   ===========  ===========  =========


BALANCE, December 31, 2005  $   4,102   $35,765,742  $35,769,844   42,434.76

  Distributions               (49,216)   (1,591,306)  (1,640,522)

  Net Income                   31,595     1,021,584    1,053,179
                             ---------   -----------  -----------  ---------
BALANCE, September 30, 2006 $ (13,519)  $35,196,020  $35,182,501   42,434.76
                             =========   ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

     On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,584,135. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and annual rental payments of $109,973.

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


                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/06      9/30/05     9/30/06     9/30/05

Rental Income                $  57,843   $  82,812    $ 172,781  $  248,437
Property Management Expenses      (566)       (555)      (1,078)     (1,166)
Depreciation                         0     (20,411)     (14,145)    (61,233)
                              ---------   ---------    ---------  ----------
   Income from Discontinued
     Operations              $  57,277   $  61,846    $ 157,558  $  186,038
                              =========   =========    =========  ==========


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Company recognized rental income from continuing operations of $1,851,814 and $846,992, respectively. In 2006, rental income increased mainly due to additional rent received from nine property acquisitions in 2005 and 2006 as the Company invested its available subscription proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $278,138 and $277,227, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $37,655 and $39,462, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Company recognized interest income of $51,230 and $300,459, respectively. In 2006, interest income decreased due to the Company receiving interest income from construction advances in 2005 and the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $157,558 representing rental income less property management expenses and depreciation. For the nine months ended September 30, 2005, the Company recognized income from discontinued operations of $186,038 representing rental income less property management expenses and depreciation.

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

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

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

        The Company generated $1,566,308 of cash from operations during the nine months ended September 30, 2006, representing net income of $1,053,179 and a non-cash expense of $705,775 for depreciation, which were partially offset by $192,646 of net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $1,012,014 of cash from operations during the nine months ended September 30, 2005, representing net income of $719,304 and a non-cash expense of $358,729 for depreciation, which were partially offset by $66,019 of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006 and 2005, the Company expended $1,586,135 and $10,982,344 to invest in real properties (inclusive of acquisition expenses).

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

        On  February 17, 2006, the Company purchased  an  Advance
Auto Parts store in Brownsville, Texas for $1,584,135.

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

       For the nine months ended September 30, 2006 and 2005, the Company declared distributions of $1,640,522 and $1,225,157, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,591,306 and $1,188,403 and the Managing Members received distributions of $49,216 and $36,754 for the periods, respectively. In 2006, distributions were higher due to an increase in the distribution rate per Unit, effective January 1, 2006, and an increase in the number of Units outstanding from the sale of additional Units through May 12, 2005.

        Beginning in October 2006, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

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

       (b) Not Applicable.

        (c) Beginning in May 2006, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

                   PART II - OTHER INFORMATION
                           (Continued)

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

Dated:  November 6, 2006      AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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