Form 10KSB
period 2006-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2007-03-27
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $2,477,088.

As of February 28, 2007, there were 42,305.862 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $42,305,862.

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

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased fifteen properties, including partial interests in eight properties at a total cost of $36,389,018. The balance of the subscription proceeds was applied to organization and syndication costs. The properties are commercial, single tenant buildings leased under triple net leases.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        On February 6, 2004, the Company purchased a 21% interest in a Jared Jewelry store in Madison Heights, Michigan for $852,592. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $65,541. The purchase price and initial annual rent shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

        On February 6, 2004, the Company purchased a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee for $988,254. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $75,840. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On February 20, 2004, the Company purchased a 50% interest in a parcel of land in Kansas City, Missouri for $650,000. The Company obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to SWH Corporation (SWH) under a Lease Agreement with a primary term of 20 years and initial annual rent of $39,000. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to SWH for the construction of a Mimi's Cafe restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 6%. On June 30, 2004, after the development was completed, the Lease Agreement was amended to require initial annual rent of $101,750. The Company's share of the total acquisition costs, including the cost of the land, was $1,110,561. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

        During the fourth quarter of 2005, the Company sold its interest in the Mimi's Cafe restaurant in Kansas City, Missouri, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,507,118, which resulted in a net gain of $434,154. The cost and related accumulated depreciation of the interests sold was $1,110,561 and $37,597, respectively.

        On April 30, 2004, the Company purchased an Applebee's restaurant in Macedonia, Ohio for $3,134,798. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $238,673.

        On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and initial annual rent of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require initial annual rent of $182,663. Total acquisition costs, including the cost of the land, were $2,291,218.

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $153,780. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

        On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $210,014.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of
13.4 years and initial annual rent of $306,180. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

        On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $164,712.

       On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $286,495.

         On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois by purchasing the building for $1,992,600. Previously, on November 21, 2005, the Company purchased the land under the building for $2,200,000. Total acquisition costs, including acquisition expenses, were $4,271,332. The land and building are leased to Sterling Jewelers Inc. under Lease Agreements with remaining primary terms of 14.4 years and initial annual rent of $306,353.

       On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and initial annual rent of $279,088. The store was converted into a Sports Authority store in May 2006. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company.

        On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,585,269. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and initial annual rent of $109,973.

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the Lease and property value and decided that there is no impairment loss at this time. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On December 21, 2006, the Company purchased a 35% interest in an Advance Auto Parts store in Indianapolis, Indiana for $669,976. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $46,937. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

Major Tenants

        During 2006, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 79% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2007 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The only exceptions are under the leases for the Sports Authority and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Company holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2006.

                            Total Property               Annual    Annual
                  Purchase   Acquisition                 Lease     Rent Per
  Property          Date        Costs      Tenant        Payment   Sq. Ft.

Johnny Carino's
Restaurant
 Lake Charles, LA                       Kona Restaurant
 (50.0%)          12/9/03  $1,146,533    Group, Inc.     $108,513   $33.23

Tia's Tex-Mex
Restaurant
 Brandon, FL                                Tia's
 (75.0%)         12/10/03  $2,261,506    Florida, LLC    $229,500   $44.39

Jared Jewelry Store
 Madison Heights, MI                      Sterling
 (21.0%)           2/6/04  $  852,592   Jewelers Inc.    $ 65,541   $51.44

Jared Jewelry Store
 Goodlettsville, TN                       Sterling
 (25.0%)           2/6/04  $  988,254   Jewelers Inc.    $ 83,424   $57.35

Applebee's Restaurant
 Macedonia, OH    4/30/04  $3,134,798 Apple Ohio, LLC    $238,673   $44.20

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                            Total Property               Annual    Annual
                  Purchase   Acquisition                 Lease     Rent Per
  Property          Date        Costs      Tenant        Payment   Sq. Ft.

Jared Jewelry Store
 Auburn Hills, MI                         Sterling
 (60.0%)          1/14/05  $2,199,067  Jewelers Inc.     $153,780   $44.50

Tractor Supply Store                   Tractor Supply
 Marion, IN        2/9/05  $2,939,385     Company        $210,014   $11.00

CarMax Auto Superstore
 Lithia Springs, GA                     CarMax Auto
 (45.0%)          3/18/05  $4,242,438 Superstores, Inc.  $306,180   $35.36

Johnny Carino's
Restaurant                             Kona Restaurant
 Pueblo, CO       6/20/05  $2,291,218    Group, Inc.     $182,663   $27.13

Tractor Supply Store                    Tractor Supply
 Yankton, SD     10/25/05  $2,265,936     Company        $164,712   $ 8.56

Jared Jewelry Store                       Sterling
 Concord, NH      12/1/05  $4,157,634  Jewelers Inc.     $286,495   $48.82

Jared Jewelry Store                       Sterling
 Aurora, IL      12/16/05  $4,271,332  Jewelers Inc.     $306,353   $50.63

Sports Authority Store
 Wichita, KS
 (60.0%)         12/22/05  $3,346,155 TSA Stores, Inc.   $279,088   $ 8.90

Advance Auto Parts Store               Advance Stores
 Brownsville, TX  2/17/06  $1,585,269  Company, Inc.     $109,973   $15.98

Advance Auto Parts Store
 Indianapolis, IN                      Advance Stores
 (35.0%)         12/21/06  $  669,976  Company, Inc.     $ 46,937   $19.16


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Johnny Carino's restaurant in Lake Charles, Louisiana is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Tia's Tex-Mex restaurant and the Jared Jewelry store in Goodlettsville, Tennessee are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the Jared Jewelry store in Madison Heights, Michigan are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Advance Auto Parts store in Indianapolis, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority store, which had a remaining primary term of
11.2 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

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

        At December 31, 2006, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 1,138 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $67,713 and $47,821 were made to the Managing Members and $2,227,740 and $1,771,796 were made to the Limited Members in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed $57,000 and $335,000 of proceeds from property sales in 2006 and 2005, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.


ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                 of Units   Price Paid Publicly Announced    Under the Plans
   Period       Purchased   per Unit   Plans or Programs     or Programs

10/1/06 to 10/31/06  128.90  $767.31        128.90(1)              (2)

11/1/06 to 11/30/06      --       --            --                  --

12/1/06 to 12/31/06      --       --            --                  --


  (1) The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

        The Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2006, the Company's Units were valued at $954. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2006 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for Members;

    resolution by the Managing Members of conflicts with which they may be confronted;

    the success of the Managing Members of locating properties with favorable risk return characteristics;

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

Results of Operations

        For the years ended December 31, 2006 and 2005, the Company recognized rental income from continuing operations of $2,477,088 and $1,266,269, respectively. In 2006, rental income increased mainly due to additional rent received from ten property acquisitions in 2005 and 2006 as the Company invested its available subscription proceeds.

        For the years ended December 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $373,208 and $368,821, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $43,290 and $42,737, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2006 and 2005, the Company recognized interest income of $65,952 and $399,001, respectively. In 2006, interest income decreased due to the Company receiving interest income from construction advances in 2005 and the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $211,827 representing rental income less property management expenses and depreciation. For the year ended December 31, 2005, the Company recognized income from discontinued operations of $681,952, representing rental income less property management expenses and depreciation of $247,798 and gain on disposal of real estate of $434,154.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the Lease and property value and decided that there is no impairment loss at this time. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

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

        The Company generated $2,139,229 of cash from operations during the year ended December 31, 2006, representing net income of $1,413,376 and a non-cash expense of $939,138 for depreciation, which were partially offset by $213,285 increase in the payable to the Company's managers. The Company generated $1,693,608 of cash from operations during the year ended December 31, 2005, representing net income before gain on sale of real estate of $1,036,963, a non-cash expense of $546,189 for depreciation and $110,456 of net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2006 and 2005, the Company expended $2,257,245 and $25,033,830 to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2005, the Company generated cash flow from the sale of real estate of $1,507,118.

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

        On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois for $4,271,332. On December 22, 2005, the Company purchased a 60%
interest in a Sports Authority store in Wichita, Kansas for $3,346,155.

        On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,585,269. On December 21, 2006, the Company purchased a 35% interest in an Advance Auto Parts store in Indianapolis, Indiana for $669,976.

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

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2006 and 2005, the Company declared distributions of $2,295,453 and $1,819,617, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,227,740 and $1,771,796 and the Managing Members received distributions of $67,713 and $47,821 for the periods, respectively. In 2006, distributions were higher mainly due to an increase in the distribution rate per Unit, effective January 1, 2006, and an increase in the number of Units outstanding from the sale of additional Units through May 12, 2005.

        During 2006 and 2005, the Company distributed $57,576 and $338,384 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $1.35 and $7.89 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During 2006, one Limited Member redeemed a total of 128.9 Units for $98,907 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2005, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $3,059 in 2006.

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





                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   794,181   $ 3,249,144

INVESTMENTS IN REAL ESTATE:
  Land                                            11,051,339    11,315,152
  Buildings and Equipment                         23,039,248    22,779,696
  Accumulated Depreciation                        (1,511,835)     (702,355)
                                                  -----------   -----------
                                                  32,578,752    33,392,493
  Real Estate Held for Sale                        2,131,848             0
                                                  -----------   -----------
      Net Investments in Real Estate              34,710,600    33,392,493
                                                  -----------   -----------
           Total  Assets                         $35,504,781   $36,641,637
                                                  ===========   ===========


                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    64,049   $   277,334
  Distributions Payable                              654,931       594,459
                                                  -----------   -----------
      Total Current Liabilities                      718,980       871,793
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (24,269)        4,102
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,306 and 42,435 Units outstanding in
   2006  and 2005, respectively                   34,810,070    35,765,742
                                                  -----------   -----------
      Total Members' Equity                       34,785,801    35,769,844
                                                  -----------   -----------
         Total Liabilities and Members' Equity   $35,504,781   $36,641,637
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2006         2005

RENTAL INCOME                                    $ 2,477,088   $ 1,266,269

EXPENSES:
  LLC Administration - Affiliates                    373,208       368,821
  LLC Administration and Property
     Management - Unrelated Parties                   43,290        42,737
  Depreciation                                       924,993       464,547
                                                  -----------   -----------
      Total Expenses                               1,341,491       876,105
                                                  -----------   -----------

OPERATING INCOME                                   1,135,597       390,164

OTHER INCOME:
  Interest Income                                     65,952       399,001
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                  1,201,549       789,165

Income from Discontinued Operations                  211,827       681,952
                                                  -----------   -----------
NET INCOME                                       $ 1,413,376   $ 1,471,117
                                                  ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                               $    42,401   $    59,126
  Limited Members                                  1,370,975     1,411,991
                                                  -----------   -----------
                                                 $ 1,413,376   $ 1,471,117
                                                  ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                          $     27.49   $     19.85
  Discontinued Operations                               4.84         16.76
                                                  -----------   -----------
       Total                                     $     32.33   $     36.61
                                                  ===========   ===========
Weighted Average Units Outstanding                    42,403        38,571
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,413,376   $ 1,471,117

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    939,138       546,189
     Gain on Sale of Real Estate                           0      (434,154)
     Decrease in Receivables                               0         6,259
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (213,285)      104,197
                                                  -----------   -----------
       Total Adjustments                             725,853       222,491
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    2,139,229     1,693,608
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (2,257,245)  (25,033,830)
  Proceeds from Sale of Real Estate                        0     1,507,118
                                                  -----------   -----------
       Net Cash Used For
         Investing Activities                     (2,257,245)  (23,526,712)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Members               0    12,842,884
  Organization and Syndication Costs                       0    (1,684,246)
  Increase in Distributions Payable                   60,472       325,855
  Distributions to Members                        (2,295,453)   (1,819,617)
  Redemption Payments                               (101,966)            0
                                                  -----------   -----------
       Net Cash Provided By (Used For)
         Financing Activities                     (2,336,947)    9,664,876
                                                  -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                           (2,454,963)  (12,168,228)

CASH AND CASH EQUIVALENTS, beginning of period     3,249,144    15,417,372
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   794,181   $ 3,249,144
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, December 31, 2004  $ (7,203) $24,966,909  $24,959,706   29,591.88

  Capital Contributions            0   12,842,884   12,842,884   12,842.88

  Organization and
    Syndication Costs              0   (1,684,246)  (1,684,246)

  Distributions              (47,821)  (1,771,796)  (1,819,617)

  Net Income                  59,126    1,411,991    1,471,117
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2005     4,102   35,765,742   35,769,844   42,434.76

  Distributions              (67,713)  (2,227,740)  (2,295,453)

  Redemption Payments         (3,059)     (98,907)    (101,966)    (128.90)

  Net Income                  42,401    1,370,975    1,413,376
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2006  $(24,269) $34,810,070  $34,785,801   42,305.86
                             ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2006  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 75% interest in a Tia's Tex-Mex restaurant and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Company. The Company owns a 21% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company. The Company owns a 45% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Gart Sports store. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company. The Company owns a 35% interest in an Advance Auto Parts store in Indianapolis, Indiana. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company. The Company owned a 50% interest in a Mimi's Cafe restaurant. AEI Accredited Investor Fund 2002 Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005 and 2006.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                            Total Incurred by the Company
                                            for the Year Ended December 31

                                                           2006       2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.     $ 375,778  $  368,821
                                                         ========   =========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  44,904  $   43,835
                                                         ========   =========
c.AEI is reimbursed for all costs and direct expenses incurred by it in acquiring properties on behalf of the Company.
  The amounts are net of financing and commitment fees and
  expense reimbursements received by the Company from
  the sellers and/or tenants in the amount of $8,461
  for 2005.                                             $  57,020  $  397,652
                                                         ========   =========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $       0  $   50,988
                                                         ========   =========
e.ASI was the underwriter of the Company's offering.  AEI
  Capital Corporation is the sole stockholder of ASI, which is a member of the National Association of Securities Dealers,
  Inc.  ASI received, as underwriting commissions 10% for
  sale of certain subscription Units (a majority of this
  amount was re-allowed to other participating
  broker/dealers). These costs are treated as a reduction
  of members' capital.                                  $       0  $1,283,772
                                                         ========   =========
f.AEI is reimbursed for all costs incurred in connection
  with managing the Company's offering and organization.$       0  $  321,847
                                                         ========   =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)
                                                Total Incurred by the Company
                                                for the Year Ended December 31

                                                            2006         2005
g.AEI is reimbursed for all direct expenses it has paid on the
  Company's behalf to third parties relating to the offering and organization of the Company.  These expenses included
  printing costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees.     $       0  $   78,627
                                                         ========   =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d, f and
     g. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exceptions are under the Leases for the Sports Authority and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority store, which had a remaining primary term of 11.2 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Lake Charles, Louisiana was constructed and acquired in 2003. The Tia's Tex-Mex restaurant was constructed in 1995 and acquired in 2003. The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004. The Jared Jewelry store in Goodlettsville, Tennessee was constructed in 2001 and acquired in 2004. The Applebee's restaurant was constructed in 1994 and acquired in 2004. The land for the Johnny Carino's restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005. The Tractor Supply Company store in Marion, Indiana and the Jared Jewelry store in Concord, New Hampshire were constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005. The Advance Auto Parts stores were constructed in 2005 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:

                                             Buildings and        Accumulated
   Property                            Land    Equipment   Total  Depreciation

Johnny Carino's,Lake Charles, LA $   305,000 $   841,533 $ 1,146,533 $  127,832
Jared Jewelry, Madison Heights, MI   323,259     529,333     852,592     60,873
Jared Jewelry, Goodlettsville, TN    465,521     522,733     988,254     60,114
Applebee's, Macedonia, OH          1,571,267   1,563,531   3,134,798    166,776
Jared Jewelry, Auburn Hills, MI      421,489   1,777,578   2,199,067    139,243
Tractor Supply, Marion, IN           217,920   2,721,465   2,939,385    204,110
CarMax Auto Superstore,
 Lithia Springs, GA                1,834,445   2,407,993   4,242,438    172,573
Johnny Carino's, Pueblo, CO         627,314   1,663,904   2,291,218    127,428
Tractor Supply, Yankton, SD          351,221   1,914,715   2,265,936     92,545
Jared Jewelry, Concord, NH         1,061,663   3,095,971   4,157,634    134,159
Jared Jewelry, Aurora, IL          2,243,623   2,027,709   4,271,332     84,486
Sports Authority, Wichita, KS      1,046,434   2,299,721   3,346,155     95,816
Advance Auto Parts, Brownsville, TX  292,522   1,292,747   1,585,269     45,246
Advance Auto Parts, Indianapolis, IN 289,661     380,315     669,976        634
                                  ----------  ----------  ----------  ---------
                                 $11,051,339 $23,039,248 $34,090,587 $1,511,835
                                  ==========  ==========  ==========  =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     On November 2, 2004, the Company purchased a parcel of land in Pueblo, Colorado for $622,500. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and initial annual rent of $35,794. Effective March 31, 2005, the annual rent was increased to $50,423. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Company charged interest on the advances at a rate of 5.75%. Effective March 31, 2005, the interest rate was increased to 8.1%. On June 20, 2005, after the development was completed, the Lease Agreement was amended to require initial annual rent of $182,663. Total acquisition costs, including the cost of the land, were $2,291,218.

     On January 14, 2005, the Company purchased a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan for $2,199,067. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $153,780.

     On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $210,014.

     On March 18, 2005, the Company purchased a 45% interest in a CarMax auto superstore in Lithia Springs, Georgia for $4,242,438. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and initial annual rent of $306,180.

     On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $164,712.

     On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $286,495.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     On December 16, 2005, the Company completed the acquisition of a Jared Jewelry store in Aurora, Illinois by purchasing the building for $1,992,600. Previously, on November 21, 2005, the Company purchased the land under the building for $2,200,000. Total acquisition costs, including acquisition expenses, were $4,271,332. The land and building are leased to Sterling Jewelers Inc. under Lease Agreements with remaining primary terms of 14.4 years and initial annual rent of $306,353.

     On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and initial annual rent of $279,088. The store was converted into a Sports Authority store in May 2006.

     On February 17, 2006, the Company purchased an Advance Auto Parts store in Brownsville, Texas for $1,585,269. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.5 years and initial annual rent of $109,973.

     On December 21, 2006, the Company purchased a 35% interest in an Advance Auto Parts store in Indianapolis, Indiana for $669,976. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $46,937.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $ 2,797,100
                       2008             2,833,167
                       2009             2,865,261
                       2010             2,919,216
                       2011             2,963,682
                       Thereafter      28,221,877
                                       -----------
                                      $42,600,303
                                       ===========

     There were no contingent rents recognized in 2006 or 2005.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

      Tenants                       Industry         2006         2005

     Sterling Jewelers Inc.         Retail       $  890,285   $  336,467
     Tractor Supply Company         Retail          374,726      218,064
     CarMax Auto Superstores, Inc.  Retail          306,180      241,158
     Kona Restaurant Group, Inc.    Restaurant      291,176      224,405
     TSA Stores, Inc.               Retail          279,088          N/A
     Apple Ohio, LLC                Restaurant          N/A      238,673
     Tia's Florida, LLC             Restaurant          N/A      229,500
                                                  ----------   ----------
     Aggregate rent revenue of major tenants     $2,141,455   $1,488,267
                                                  ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  79%          93%
                                                  ==========   ==========

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

     On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are discussing a potential buyout of the Lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the Lease and property value and decided that there is no impairment loss at this time. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     During 2006 and 2005, the Company distributed $57,576 and $338,384 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented $1.35 and $7.89 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2006       2005

     Rental Income                            $ 230,156   $ 330,538
     Property Management Expenses                (4,184)     (1,098)
     Depreciation                               (14,145)    (81,642)
     Gain on Disposal of Real Estate                  0     434,154
                                               ---------   ---------
          Income from Discontinued Operations $ 211,827   $ 681,952
                                               =========   =========

(7)  Members' Capital -

     Cash distributions of $67,713 and $47,821 were made to the Managing Members and $2,227,740 and $1,771,796 were made to the Limited Members for the years ended December 31, 2006 and 2005, respectively. The Limited Members' distributions represent $52.54 and $45.94 per LLC Unit outstanding using 42,403 and 38,571 weighted average Units in 2006 and 2005, respectively. The distributions represent $29.99 and $36.61 per Unit of Net Income and $22.55 and $9.33 per Unit of return of contributed capital in 2006 and 2005, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed $57,000 and $335,000 of proceeds from property sales in 2006 and 2005, respectively.

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Members' Capital - (Continued)

     During  2006, one Limited Member redeemed a total  of  128.9
     Units for $98,907 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2005, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $3,059 in 2006.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Operating Agreement, is $1,003.05 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2006         2005

     Net Income for Financial Reporting Purposes     $1,413,376   $1,471,117

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes     282,780      177,695

     Amortization of Start-Up and Organization Costs     (3,819)      (3,819)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes             0      (12,306)
                                                      ----------   ----------
           Taxable Income to Members                 $1,692,337   $1,632,687
                                                      ==========   ==========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2006         2005

     Members' Equity for Financial Reporting Purposes $34,785,801 $35,769,844

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    497,299     214,519

     Capitalized Start-Up Costs Under Section 195          13,093      13,092

     Amortization of Start-Up and Organization Costs      (11,775)     (7,956)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          6,021,670   6,021,670
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $41,306,088 $42,011,169
                                                       ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2006                 2005
                            Carrying     Fair    Carrying        Fair
                             Amount     Value     Amount        Value

     Money Market Funds  $  794,181  $  794,181  $3,249,144  $3,249,144
                          ---------   ---------   ---------   ---------
       Total Cash and
        Cash Equivalents $  794,181  $  794,181  $3,249,144  $3,249,144
                          =========   =========   =========   =========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                      Amount Incurred From
 Receiving                 Form and Method         Inception (June 24, 2002)
Compensation               of Compensation            To December 31, 2006

AEI Securities,Inc.  Selling Commissions equal to 10%         $4,240,243
                     of porceeds, most of which were
                     reallowed to Participating Dealers.

Managing Members     Reimbursement at Cost for other          $1,805,502
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all            $  569,906
and Affiliates       Acquisition Expenses.

Managing Members     Reimbursement at Cost for all            $  911,032
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all
                     expenses related to management of
                     the Fund's properties and all other
                     transfer agency, reporting,
                     Member relations and other
                     administrative functions.

Managing Members     Reimbursement at Cost for all            $   50,988
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal year.  $  136,757

Managing Members     1% of distributions of Net Proceeds      $    3,960
                     of Sale until Limited Members have
                     received an amount equal to
                     (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed.
                     10%  of  distributions of Net Proceeds
                     of  Sale thereafter.


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

     10.1 Net Lease Agreement dated December 9, 2003 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2638 Derek Drive, Lake Charles, Louisiana
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 24, 2003).

     10.2  Net  Lease Agreement dated December 10,  2003  between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Tia's Florida LLC relating to the Property at 144 Brandon Town Center Drive, Brandon, Florida (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 24, 2003).

     10.3 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership and Transgate, LLC relating to the Property at 914 Two Mile Parkway, Goodlettsville, Tennessee (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 20, 2004).

     10.4 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 23 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 20,
     2004).

     10.5 Assignment and Assumption of Lease dated April 30, 2004 between the Company and PRECO II CRIC LLC relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.6 Net Lease Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 12, 2004).

     10.7  Assignment and Assumption of Lease dated  January  14,
     2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.18 of Form 10-KSB filed March 30, 2005).

     10.8 Assignment of Lease dated February 9, 2005 between the Company and Brody Capital Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 15, 2005).

     10.9  Assignment  and Assumption of Lease  dated  March  18,
     2005  between  the  Company, AEI Income &  Growth  Fund  XXI
     Limited  Partnership, AEI Income & Growth Fund 24  LLC,  AEI
     Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the
     Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 24, 2005).

     10.11 First Amendment to Net Lease Agreement dated June 20, 2005 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed August 12, 2005).

ITEM 13.  EXHIBITS. (Continued)

     10.12 Assignment and Assumption of Purchase Agreement dated October 7, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed November 14, 2005).

     10.13 Assignment and Assumption of Purchase Agreement dated October 24, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed December 22, 2005).

     10.14 Assignment and Assumption of Net Lease Agreement dated October 25, 2005 between the Company and CDK Associates LLC relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 14, 2005).

     10.15 Assignment and Assumption of Purchase Agreement dated October 31, 2005 between the Company and AEI Fund Management, Inc. relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed November 14, 2005).

     10.16 Real Estate Purchase Contract dated November 18, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 22, 2005).

     10.17 Assignment and Assumption of Lease and Guaranty dated November 22, 2005 between the Company and Lafayette Village, LLC relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit
     10.3 of Form 8-K filed December 22, 2005).

     10.18 Assignment and Assumption of Lease dated December 1, 2005 between the Company and Loudon Road N.H. Rte. 9 Development, LLC relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 7, 2005).

     10.19 Assignment and Assumption of Lease Agreement dated December 16, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 22, 2005).

     10.20      Assignment  of  Agreement of  Purchase  and  Sale
     dated  December  21,  2005 between  the  Company,  AEI  Fund
     Management XVII, Inc. and AEI Fund Management, Inc. relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 30, 2005).

     10.21 Assignment and Assumption of Lease and Guaranty dated December 22, 2005 between the Company, AEI Fund Management XVII, Inc. and Silver Capital Net Lease Fund I, LLC relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 30, 2005).

     10.22 Assignment of Commercial Purchase and Sale Contract dated January 16, 2006 between the Company and AEI Fund Management, Inc. relating to the Property at 5825 East Ruben Torres Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.27 of Form 10-KSB filed March 30,
     2006).

     10.23 Assignment and Assumption of Lease dated February 17, 2006 between the Company and Meyer-Lamph Development Group, LTD. relating to the Property at 5825 East Ruben Torres Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
     2006).

     31.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  14,650   $ 14,850
     Audit-Related Fees                           0        218
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,650   $ 15,068
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


                          AEI INCOME & GROWTH FUND 25
                          Limited Liability Company
                          By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 23, 2007            By:/s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                              Title                       Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 23, 2007
   Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 23, 2007
   Patrick W. Keene  (Principal Accounting Officer)