Form 10QSB
period 2007-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2007-05-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                  2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   756,425    $   794,181

INVESTMENTS IN REAL ESTATE:
  Land                                         10,585,818     11,051,339
  Buildings and Equipment                      22,516,515     23,039,248
  Accumulated Depreciation                     (1,683,003)    (1,511,835)
                                               -----------    -----------
                                               31,419,330     32,578,752
  Real Estate Held for Sale                     3,054,761      2,131,848
                                               -----------    -----------
      Net Investments in Real Estate           34,474,091     34,710,600
                                               -----------    -----------
           Total  Assets                      $35,230,516    $35,504,781
                                               ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    40,477    $    64,049
  Distributions Payable                           574,181        654,931
  Unearned Rent                                    37,816              0
                                               -----------    -----------
      Total Current Liabilities                   652,474        718,980
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        (30,502)       (24,269)
  Limited Members' Equity, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,306  Units outstanding                   34,608,544     34,810,070
                                               -----------    -----------
      Total Members' Equity                    34,578,042     34,785,801
                                               -----------    -----------
        Total Liabilities and Members' Equity $35,230,516    $35,504,781
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2007           2006

RENTAL INCOME                                  $   617,443    $   588,710

EXPENSES:
   LLC Administration - Affiliates                  81,374         93,447
   LLC Administration and Property
      Management - Unrelated Parties                14,442         12,351
      Depreciation                                 231,282        221,008
                                                -----------    -----------
        Total Expenses                             327,098        326,806
                                                -----------    -----------

OPERATING INCOME                                   290,345        261,904

OTHER INCOME:
   Interest Income                                   6,257         20,993
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  296,602        282,897

Income from Discontinued Operations                 69,820         52,039
                                                -----------    -----------
NET INCOME                                     $   366,422    $   334,936
                                                ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                            $    10,993    $    10,048
   Limited Members                                 355,429        324,888
                                                -----------    -----------
                                               $   366,422    $   334,936
                                                ===========    ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                       $      6.80    $      6.47
   Discontinued Operations                            1.60           1.19
                                                -----------    -----------
         Total                                 $      8.40    $      7.66
                                                ===========    ===========
Weighted Average Units Outstanding                  42,306         42,435
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   366,422    $   334,936

   Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                   236,509        240,380
     Decrease in Payable to
        AEI Fund Management, Inc.                   (23,572)      (267,685)
     Increase in Unearned Rent                       37,816         55,102
                                                 -----------    -----------
        Total Adjustments                           250,753         27,797
                                                 -----------    -----------
        Net Cash Provided By
            Operating Activities                    617,175        362,733
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             0     (1,585,659)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (80,750)       (47,619)
   Distributions to Members                        (574,181)      (546,840)
                                                 -----------    -----------
        Net Cash Used For
            Financing Activities                   (654,931)      (594,459)
                                                 -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (37,756)    (1,817,385)

CASH AND CASH EQUIVALENTS, beginning of period      794,181      3,249,144
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   756,425    $ 1,431,759
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                                  Member
                            Managing    Limited                   Units
                            Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $  4,102  $35,765,742  $35,769,844   42,434.76

  Distributions              (16,405)    (530,435)    (546,840)

  Net Income                  10,048      324,888      334,936
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2006     $ (2,255) $35,560,195  $35,557,940   42,434.76
                             ========  ===========  ===========  ==========


BALANCE, December 31, 2006  $(24,269) $34,810,070  $34,785,801   42,305.86

  Distributions              (17,226)    (556,955)    (574,181)

  Net Income                  10,993      355,429      366,422
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2007     $(30,502) $34,608,544  $34,578,042   42,305.86
                             ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

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

(6)  Discontinued Operations -

     On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are negotiating a potential buyout of the Lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the Lease and property value and decided that there is no impairment loss at this time. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

     The Company is attempting to sell its 25% interest in the Jared Jewelry store in Goodlettsville, Tennessee. At March
     31, 2007, the property was classified as Real Estate Held for Sale with a book value of $922,913.

                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2007         2006

     Rental Income                            $  78,231   $  76,335
     Property Management Expenses                (3,184)     (4,924)
     Depreciation                                (5,227)    (19,372)
                                               ---------   ---------
       Income from Discontinued Operations    $  69,820   $  52,039
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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Company recognized rental income from continuing operations of $617,443 and $588,710, respectively. In 2007, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on two properties.

        For the three months ended March 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $81,374 and $93,447, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,442 and $12,351, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2007 and 2006, the Company recognized interest income of $6,257 and $20,993, respectively. In 2007, interest income decreased due to the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $69,820 representing rental income less property management expenses and depreciation. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $52,039, representing rental income less property management expenses and depreciation.

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), is continuing to pay the rent and property expenses. The Company and Julio's are negotiating a potential buyout of the Lease guarantee whereby the Company would release Julio's from its guarantee in exchange for a lump sum payment. The Company is actively marketing the property for sale. The Company has evaluated the Lease and property value and decided that there is no impairment loss at this time. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

        The Company is attempting to sell its 25% interest in the Jared Jewelry store in Goodlettsville, Tennessee. At March 31,
2007, the property was classified as Real Estate Held for Sale with a book value of $922,913.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Company's cash balances decreased $37,756 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2006, the Company's cash balances decreased $1,817,385 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $362,733 in 2006 to $617,175 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006, the Company expended $1,585,659 to invest in real properties (inclusive of acquisition expenses).

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

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

        For the three months ended March 31, 2007 and 2006, the Company declared distributions of $574,181 and $546,840, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $556,955 and $530,435 and the Managing Members received distributions of $17,226 and $16,405 for the periods, respectively. In 2007, distributions were higher mainly due to an increase in the distribution rate per Unit, effective January 1, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       On October 1, 2006, one Limited Member redeemed a total of
128.9 Units for $98,907 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $3,059 in 2006. In prior years, the Company did not redeem any Units from the Limited Members.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    31.1Certification  of  Chief Executive  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2Certification  of  Chief Financial  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32Certification   of  Chief  Executive  Officer   and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 8, 2007           AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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