Form 10QSB
period 2007-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2007-08-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 3,091,691    $   794,181
  Receivables                                      227,010              0
                                                -----------    -----------
      Total Current Assets                       3,318,701        794,181
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          10,585,818     11,051,339
  Buildings and Equipment                       22,516,515     23,039,248
  Accumulated Depreciation                      (1,914,285)    (1,511,835)
                                                -----------    -----------
                                                31,188,048     32,578,752
  Real Estate Held for Sale                        922,913      2,131,848
                                                -----------    -----------
      Net Investments in Real Estate            32,110,961     34,710,600
                                                -----------    -----------
           Total  Assets                       $35,429,662    $35,504,781
                                                ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   163,441    $    64,049
  Distributions Payable                            601,544        654,931
  Unearned Rent                                     68,810              0
                                                -----------    -----------
      Total Current Liabilities                    833,795        718,980
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                      10        (24,269)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,306  Units outstanding                    34,595,857     34,810,070
                                                -----------    -----------
      Total Members' Equity                     34,595,867     34,785,801
                                                -----------    -----------
        Total Liabilities and Members' Equity  $35,429,662    $35,504,781
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended       Six Months Ended
                              6/30/07      6/30/06     6/30/07      6/30/06

RENTAL INCOME               $ 622,094   $ 603,112    $1,239,537  $1,191,822

EXPENSES:
    LLC  Administration -
      Affiliates               89,448      89,128       170,822     182,575
   LLC Administration
      and Property Management -
      Unrelated  Parties       18,158       9,527        32,600      21,878
    Depreciation              231,282     227,471       462,564     448,479
                             ---------   ---------    ----------  ----------
        Total Expenses        338,888     326,126       665,986     652,932
                             ---------   ---------    ----------  ----------

OPERATING INCOME              283,206     276,986       573,551     538,890

OTHER INCOME:
   Interest Income              9,471      14,300        15,728      35,293
                             ---------   ---------    ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                 292,677     291,286       589,279     574,183

Income from Discontinued
  Operations                  326,692      70,682       396,512     122,721
                             ---------   ---------    ----------  ----------
NET  INCOME                 $ 619,369   $ 361,968    $  985,791  $  696,904
                             =========   =========    ==========  ==========
NET INCOME ALLOCATED:
   Managing Members         $  48,558   $  10,859    $   59,551  $   20,907
   Limited Members            570,811     351,109       926,240     675,997
                             ---------   ---------    ----------  ----------
                            $ 619,369   $ 361,968    $  985,791  $  696,904
                             =========   =========    ==========  ==========
NET INCOME PER LLC UNIT:
   Continuing Operations    $    6.71   $    6.65    $    13.51  $    13.12
   Discontinued Operations       6.78        1.62          8.38        2.81
                             ---------   ---------    ----------  ----------
        Total               $   13.49   $    8.27    $    21.89  $    15.93
                            =========   =========    ==========  ==========
Weighted Average Units
  Outstanding                  42,306      42,435        42,306      42,435
                            =========   =========    ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   985,791    $   696,904

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    467,791        473,079
     Gain on Sale of Real Estate                     (31,931)             0
     Increase in Receivables                        (227,010)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     99,392       (247,085)
     Increase in Unearned Rent                        68,810         98,265
                                                  -----------    -----------
        Total Adjustments                            377,052        324,259
                                                  -----------    -----------
        Net Cash Provided By
            Operating Activities                   1,362,843      1,021,163
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0     (1,586,095)
   Proceeds from Sale of Real Estate               2,163,779              0
                                                  -----------    -----------
        Net Cash Provided By (Used For)
            Investing Activities                   2,163,779     (1,586,095)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (53,387)       (47,618)
   Distributions to Members                       (1,175,725)    (1,093,681)
                                                  -----------    -----------
        Net Cash Used For
          Financing Activities                    (1,229,112)    (1,141,299)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            2,297,510     (1,706,231)

CASH AND CASH EQUIVALENTS, beginning of period       794,181      3,249,144
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 3,091,691    $ 1,542,913
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005 $  4,102    $35,765,742  $35,769,844    42,434.76

  Distributions             (32,810)    (1,060,871)  (1,093,681)

  Net Income                 20,907        675,997      696,904
                            --------    -----------  -----------  -----------
BALANCE, June 30, 2006     $ (7,801)   $35,380,868  $35,373,067    42,434.76
                            ========    ===========  ===========  ===========


BALANCE, December 31, 2006 $(24,269)   $34,810,070  $34,785,801    42,305.86

  Distributions             (35,272)    (1,140,453)  (1,175,725)

  Net Income                 59,551        926,240      985,791
                            --------    -----------  -----------  -----------
BALANCE, June 30, 2007     $     10    $34,595,857  $34,595,867    42,305.86
                            ========    ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

(6)  Discontinued Operations -

     On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the second quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee in exchange for a lump sum payment of $227,010. This payment was contingent on completion of the sale of the property and was received subsequent to June 30, 2007.

     On June 22, 2007, the Company sold the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The Company received net sale proceeds of $2,163,779, which resulted in a net gain of $31,931. At the time of sale, the cost and related accumulated depreciation was $2,261,506 and $129,658, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

     Subsequent to June 30, 2007, the Company sold 12.1584% of the Jared Jewelry store in Goodlettsville, Tennessee, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $619,000, which resulted in a net gain of approximately $170,200. The cost and related accumulated depreciation of the interests sold was $480,623 and $31,778, respectively. The Company is attempting to sell its remaining 12.8416%
     interest in the property. At June 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $922,913.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended        Six Months Ended
                               6/30/07      6/30/06     6/30/07      6/30/06

Rental Income               $  72,494     $  76,523    $ 150,725  $ 152,858
Lease Settlement Income       227,010             0      227,010          0
Property Management Expenses   (4,743)         (613)      (7,927)    (5,537)
Depreciation                        0        (5,228)      (5,227)   (24,600)
Gain on Disposal of
  Real Estate                  31,931             0       31,931          0
                             ---------     ---------    ---------  ---------
   Income from Discontinued
     Operations             $ 326,692     $ 70,682     $ 396,512  $ 122,721
                             =========     =========    =========  =========

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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Company recognized rental income from continuing operations of $1,239,537 and $1,191,822, respectively. In 2007, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on two properties.

        For the six months ended June 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $170,822 and $182,575, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,600 and $21,878, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Company recognized interest income of $15,728 and $35,293, respectively. In 2007, interest income decreased due to the Company having less money invested in money market accounts due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $396,512 representing rental and lease settlement income less property management expenses and depreciation of $364,581 and gain on disposal of real estate of $31,931. For the six months ended June 30, 2006, the Company recognized income from discontinued operations of $122,721, representing rental income less property management expenses and depreciation.

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the second quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee in exchange for a lump sum payment of $227,010. This payment was contingent on completion of the sale of the property and was received subsequent to June 30, 2007.

        On June 22, 2007, the Company sold the Tia's Tex-Mex restaurant in Brandon, Florida to an unrelated third party. The Company received net sale proceeds of $2,163,779, which resulted in a net gain of $31,931. At the time of sale, the cost and related accumulated depreciation was $2,261,506 and $129,658, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,131,848.

        Subsequent to June 30, 2007, the Company sold 12.1584% of the Jared Jewelry store in Goodlettsville, Tennessee, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $619,000, which resulted in a net gain of approximately $170,200. The cost and related accumulated depreciation of the interests sold was $480,623 and $31,778, respectively. The Company is attempting to sell its remaining 12.8416% interest in the property. At June 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $922,913.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2007, the Company's cash balances increased $2,297,510 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members. During the six months ended June 30, 2006, the Company's cash balances decreased $1,706,231 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,021,163 in 2006 to $1,362,843 in 2007 as a result of an increase in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2007.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Company expended $1,586,095 to invest in real properties (inclusive of acquisition expenses). During the six months ended June 30, 2007, the Company generated cash flow from the sale of real estate of $2,163,779.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the six months ended June 30, 2007 and 2006, the Company declared distributions of $1,175,725 and $1,093,681, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,140,453 and $1,060,871 and the Managing Members received distributions of $35,272 and $32,810 for the periods, respectively. In 2007, distributions were higher due to increases in the distribution rate per Unit, effective January 1, 2007 and April 1, 2007.

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

Dated:  August 6, 2007        AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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