Form 10QSB
period 2007-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2007-11-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                 AEI INCOME & GROWTH FUND 25 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,346,536    $   794,181

INVESTMENTS IN REAL ESTATE:
  Land                                           10,585,818     11,051,339
  Buildings and Equipment                        22,516,515     23,039,248
  Accumulated Depreciation                       (2,145,567)    (1,511,835)
                                                 -----------    -----------
                                                 30,956,766     32,578,752
  Real Estate Held for Sale                               0      2,131,848
                                                 -----------    -----------
      Net Investments in Real Estate             30,956,766     34,710,600
                                                 -----------    -----------
           Total  Assets                        $35,303,302    $35,504,781
                                                 ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    36,328    $    64,049
  Distributions Payable                             708,616        654,931
                                                 -----------    -----------
      Total Current Liabilities                     744,944        718,980
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    3,203        (24,269)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,306  Units outstanding                     34,555,155     34,810,070
                                                 -----------    -----------
      Total Members' Equity                      34,558,358     34,785,801
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $35,303,302    $35,504,781
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                              Three Months Ended       Nine Months Ended
                             9/30/07      9/30/06     9/30/07     9/30/06

RENTAL INCOME             $  622,551   $  603,112   $ 1,862,088  $ 1,794,934

EXPENSES:
   LLC Administration -
    Affiliates                92,301       95,563       263,123      278,138
   LLC Administration and
    Property Management  -
    Unrelated Parties          9,042        9,390        41,642       31,268
   Depreciation              231,282      227,469       693,846      675,948
                           ----------   ----------   -----------  -----------
        Total Expenses       332,625      332,422       998,611      985,354
                           ----------   ----------   -----------  -----------

OPERATING INCOME             289,926      270,690       863,477      809,580

OTHER INCOME:
   Interest Income            43,807       15,937        59,535       51,230
                           ----------   ----------   -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                333,733      286,627       923,012      860,810

Income from Discontinued
  Operations                 337,374       69,648       733,886      192,369
                           ----------   ----------   -----------  -----------
NET INCOME                $  671,107   $  356,275   $ 1,656,898  $ 1,053,179
                           ==========   ==========   ===========  ===========
NET INCOME ALLOCATED:
   Managing Members       $   22,310   $   10,688   $    81,861  $    31,595
   Limited Members           648,797      345,587     1,575,037    1,021,584
                           ----------   ----------   -----------  -----------
                          $  671,107   $  356,275   $ 1,656,898  $ 1,053,179
                           ==========   ==========   ===========  ===========
NET INCOME PER LLC UNIT:
  Continuing Operations   $     7.65   $     6.55   $     21.16  $     19.67
  Discontinued Operations       7.69         1.59         16.07         4.40
                           ----------   ----------   -----------  -----------
        Total             $    15.34   $     8.14   $     37.23  $     24.07
                           ==========   ==========   ===========  ===========
Weighted  Average  Units
  Outstanding                 42,306       42,435        42,306       42,435
                           ==========   ==========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $ 1,656,898    $ 1,053,179

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                   699,073        705,775
     Gain on Sale of Real Estate                   (360,083)             0
     Decrease in Payable to
        AEI Fund Management, Inc.                   (27,721)      (248,138)
     Increase in Unearned Rent                            0         55,492
                                                 -----------    -----------
        Total Adjustments                           311,269        513,129
                                                 -----------    -----------
        Net Cash Provided By
          Operating Activities                    1,968,167      1,566,308
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             0     (1,586,135)
   Proceeds from Sale of Real Estate              3,414,844              0
                                                 -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                   3,414,844     (1,586,135)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      53,685        (47,619)
   Distributions to Members                      (1,884,341)    (1,640,522)
                                                 -----------    -----------
        Net Cash Used For
          Financing Activities                   (1,830,656)    (1,688,141)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           3,552,355     (1,707,968)

CASH AND CASH EQUIVALENTS, beginning of period      794,181      3,249,144
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 4,346,536    $ 1,541,176
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2005  $  4,102   $35,765,742  $35,769,844    42,434.76

  Distributions              (49,216)   (1,591,306)  (1,640,522)

  Net Income                  31,595     1,021,584    1,053,179
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $(13,519)  $35,196,020  $35,182,501    42,434.76
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $(24,269)  $34,810,070  $34,785,801    42,305.86

  Distributions              (54,389)   (1,829,952)  (1,884,341)

  Net Income                  81,861     1,575,037    1,656,898
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2007 $  3,203   $34,555,155  $34,558,358    42,305.86
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

(6)  Discontinued Operations -

     On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the second quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee in exchange for a lump sum payment of $227,010. This payment was contingent on completion of the sale of the property and was received on July 30, 2007.

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

     During the third quarter of 2007, the Company sold its 25% interest in the Jared Jewelry store in Goodlettsville, Tennessee, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,251,065, which resulted in a net gain of $328,152. The cost and related accumulated depreciation of the interests sold was $988,254 and $65,341, respectively.


                AEI INCOME & GROWTH FUND 25  LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the third quarter of 2007, the Company distributed $107,071 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.51 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended        Nine Months Ended
                               9/30/07      9/30/06     9/30/07      9/30/06

Rental Income                $  9,705     $ 76,803    $ 160,430   $ 229,661
Lease Settlement Income             0            0      227,010           0
Property Management Expenses     (483)      (1,928)      (8,410)     (7,465)
Depreciation                        0       (5,227)      (5,227)    (29,827)
Gain on Disposal of
 Real Estate                  328,152            0      360,083           0
                              -------      --------    --------    ---------
   Income from Discontinued
    Operations               $337,374     $ 69,648    $ 733,886   $ 192,369
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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Company recognized rental income from continuing operations of $1,862,088 and $1,794,934, respectively. In 2007, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on three properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $263,123 and $278,138, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $41,642 and $31,268, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2007 and 2006, the Company recognized interest income of $59,535 and $51,230, respectively. In 2007, interest income increased due to the Company having more money invested in money market accounts due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $733,886 representing rental and lease settlement income less property management expenses and depreciation of $373,803 and gain on disposal of real estate of $360,083. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $192,369 representing rental income less property management expenses and depreciation.

        On September 26, 2006, Tia's Florida, LLC, the tenant of the Tia's Tex-Mex restaurant in Brandon, Florida filed for Chapter 7 bankruptcy, which leads to liquidation and dissolution of the company. The tenant closed the restaurant. The primary guarantor of the Lease, Julio's Investors LLC (Julio's), continued to pay the rent and property expenses. In the second quarter of 2007, the Company and Julio's entered into an agreement whereby the Company would release Julio's from its Lease guarantee in exchange for a lump sum payment of $227,010. This payment was contingent on completion of the sale of the property and was received on July 30, 2007.

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

       During the third quarter of 2007, the Company sold its 25% interest in the Jared Jewelry store in Goodlettsville, Tennessee, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,251,065, which resulted in a net gain of $328,152. The cost and related accumulated depreciation of the interests sold was $988,254 and $65,341, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Company's cash balances increased $3,552,355 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the
Members. During the nine months ended September 30, 2006, the Company's cash balances decreased $1,707,968 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,566,308 in 2006 to $1,968,167 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Company expended $1,586,135 to invest in real properties (inclusive of acquisition expenses). During the nine months ended September 30, 2007, the Company generated cash flow from the sale of real estate of $3,414,844.

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

       For the nine months ended September 30, 2007 and 2006, the Company declared distributions of $1,884,341 and $1,640,522, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,829,952 and $1,591,306 and the Managing Members received distributions of $54,389 and $49,216 for the periods, respectively. In 2007, distributions were higher due to increases in the distribution rate per Unit, effective January 1, 2007 and April 1, 2007 and a special distribution of net sales proceeds of $107,071.

        During the third quarter of 2007, the Company distributed $107,071 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.51 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Dated:  November 9, 2007      AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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