Form 10QSB/A
period 2007-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2008-01-11
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A2

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

               Commission file number:  000-50609


                   AEI INCOME & GROWTH FUND 25 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Delaware                     75-3074973
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


Dated:  January 7, 2008       AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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