Form 10KSB
period 2007-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2008-03-28
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $2,182,293.

As of February 29, 2008, there were 42,209.995 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $42,209,995.

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

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased fifteen properties, including partial interests in eight properties, at a total cost of $36,389,018. The balance of the subscription proceeds was applied to organization and syndication costs. The properties are commercial, single tenant buildings leased under net leases.

        The Company's properties were purchased without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority and Dick's Sporting Goods stores, which had remaining primary terms of 11.2 and 10 years, respectively. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity

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

        On February 9, 2005, the Company purchased a Tractor Supply Company store in Marion, Indiana for $2,939,385. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $210,014.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On October 25, 2005, the Company purchased a Tractor Supply Company store in Yankton, South Dakota for $2,265,936. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $164,712.

       On December 1, 2005, the Company purchased a Jared Jewelry store in Concord, New Hampshire for $4,157,634. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $286,495.

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

       On December 22, 2005, the Company purchased a 60% interest in a Gart Sports store in Wichita, Kansas for $3,346,155. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11.2 years and initial annual rent of $279,088. The store was converted into a Sports Authority store in May 2006. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company. The Company is attempting to sell its interest in the property. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. The amendments will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Leases, achieves certain other expense and debt reduction measures.

       On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,987,877, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. Subsequent to December 31, 2007, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale the Company's owns a 27% interest in the land and will be responsible for 27% of the construction costs of the building. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

Major Tenants

        During 2007, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 81% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2008 and future years. TSA Stores, Inc. will likely not continue to be a major tenant as the Company is attempting to sell the property it leases. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The  Company's  investment  objectives  are  to  acquire
existing  or  newly-developed commercial properties that  provide
(i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Company holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2007.

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Johnny Carino's
Restaurant
 Lake Charles, LA                      Kona Restaurant
 (50.0%)          12/9/03  $1,146,533    Group, Inc.   $109,598   $33.56

Jared Jewelry Store
 Madison Heights, MI                     Sterling
 (21.0%)           2/6/04  $  852,592  Jewelers Inc.   $ 65,541   $51.44

Applebee's Restaurant
  Macedonia, OH   4/30/04  $3,134,798 Apple Ohio, LLC  $238,673   $44.20

Jared Jewelry Store
 Auburn Hills, MI                        Sterling
 (60.0%)          1/14/05  $2,199,067  Jewelers Inc.   $153,780   $44.50

Tractor Supply Store                   Tractor Supply
 Marion, IN        2/9/05  $2,939,385     Company      $210,014   $11.00

CarMax Auto Superstore
 Lithia Springs, GA                     CarMax Auto
 (45.0%)          3/18/05  $4,242,438 Superstores,Inc. $306,180   $35.36

Johnny Carino's
Restaurant                             Kona Restaurant
 Pueblo, CO       6/20/05  $2,291,218    Group, Inc.   $184,490   $27.40


ITEM 2.  DESCRIPTION OF PROPERTIES. (Continued)

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Tractor Supply Store                   Tractor Supply
 Yankton, SD     10/25/05  $2,265,936     Company      $164,712   $ 8.56

Jared Jewelry Store
 Concord, NH      12/1/05  $4,157,634  Sterling Inc.   $286,495   $48.82

Jared Jewelry Store                      Sterling
 Aurora, IL      12/16/05  $4,271,332  Jewelers Inc.   $306,353   $50.63

Sports Authority Store
 Wichita, KS
 (60.0%)         12/22/05  $3,346,155 TSA Stores, Inc. $306,997   $ 9.79

Advance Auto Parts Store              Advance Stores
 Brownsville, TX  2/17/06  $1,585,269  Company, Inc.   $109,973   $15.98

Advance Auto Parts Store
 Indianapolis, IN                     Advance Stores
 (35.0%)         12/21/06  $  669,976  Company, Inc.   $ 46,937   $19.16

Dick's Sporting Goods
 Fredericksburg, VA
 (38.0%)                              Dick's Sporting
 (land only)(1) 12/17/07   $1,987,877   Goods, Inc.      (1)


(1)  Store was under construction as of December 31, 2007.   Rent
payments will commence when construction is complete and the store opens for business, which is expected to be in June 2008.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Johnny Carino's restaurant in Lake Charles, Louisiana is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Jared Jewelry store in Madison Heights, Michigan are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI
Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Advance Auto Parts store in Indianapolis, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority and Dick's Sporting Goods stores, which had remaining primary terms of 11.2 and 10 years, respectively. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2007, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,134 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $74,506 and $67,713 were made to the Managing Members and $2,519,455 and $2,227,740 were made to the Limited Members in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $164,000 and $57,000 in 2007 and 2006, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                     Total Number of Units   of Units that May
                Total Number Average Purchased as Part of    Yet Be Purchased
                  of Units   Price   Paid Publicly Announced Under the Plans
Period           Purchased  per Unit Plans or Programs       or Programs

10/1/07 to 10/31/07  95.87   $737.66     224.77(1)                (2)

11/1/07 to 11/30/07    --        --          --                    --

12/1/07 to 12/31/07    --        --          --                    --


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

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2007, the Company's Units were valued at $909. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2007 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2007 and 2006, the Company recognized rental income from continuing operations of $2,182,293 and $2,120,346, respectively. In 2007, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on two properties.

        For the years ended December 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $351,807 and $372,304, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $49,367 and $34,650, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. The amendments will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Leases, achieves certain other expense and debt reduction measures.

        For the years ended December 31, 2007 and 2006, the Company recognized interest income of $103,763 and $65,952, respectively. In 2007, interest income increased due to the Company having more money invested in money market accounts due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Company recognized income from discontinued operations of $938,326 representing rental and lease settlement income less property management expenses and depreciation of $578,243 and gain on disposal of real estate of $360,083. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $446,127 representing rental income less property management expenses and depreciation.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company is attempting to sell its 60% interest in the Sports Authority store in Wichita, Kansas. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

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

Liquidity and Capital Resources

        During the year ended December 31, 2007, the Company's cash balances increased $1,390,952 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2006, the Company's cash balances decreased $2,454,963 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $2,139,229 in 2006 to $2,576,163 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2007 and 2006, the Company expended $1,987,877 and $2,257,245, respectively to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2007, the Company generated cash flow from the sale of real estate of $3,414,844.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,987,877, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. Subsequent to December 31, 2007, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale the Company's owns a 27% interest in the land and will be responsible for 27% of the construction costs of the building. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

        For the years ended December 31, 2007 and 2006, the Company declared distributions of $2,593,961 and $2,295,453, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,519,455 and $2,227,740 and the Managing Members received distributions of $74,506 and $67,713 for the periods, respectively. In 2007, distributions were higher mainly due to increases in the distribution rate per Unit, effective January 1, 2007 and April 1, 2007.

        During 2007 and 2006, the Company distributed net sale proceeds of $165,657 and $57,576 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $3.88 and $1.35 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  2007, four Limited Members redeemed  a  total  of
95.87 Units for $70,719 in accordance with the Operating Agreement. During 2006, one Limited Member redeemed a total of
128.9 Units for $98,907. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,187 and $3,059 in 2007 and 2006, respectively.

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





                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants


Minneapolis, Minnesota
March 24, 2008

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                  2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 2,185,133   $   794,181
  Receivables                                       5,773             0
                                               -----------   -----------
      Total Current Assets                      2,190,906       794,181
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         11,527,261    11,051,339
  Buildings and Equipment                      20,216,794    23,039,248
  Accumulated Depreciation                     (2,189,043)   (1,511,835)
                                               -----------   -----------
                                               29,555,012    32,578,752
  Real Estate Held for Sale                     3,158,350     2,131,848
                                               -----------   -----------
      Net Investments in Real Estate           32,713,362    34,710,600
                                               -----------   -----------
           Total  Assets                      $34,904,268   $35,504,781
                                               ===========   ===========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    60,129   $    64,049
  Distributions Payable                           709,620       654,931
  Unearned Rent                                    25,515             0
                                               -----------   -----------
      Total Current Liabilities                   795,264       718,980
                                               -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  3,080       (24,269)
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,210 and 42,306 Units outstanding in
   2007 and 2006, respectively                 34,105,924    34,810,070
                                               -----------   -----------
      Total Members' Equity                    34,109,004    34,785,801
                                               -----------   -----------
        Total Liabilities and Members' Equity $34,904,268   $35,504,781
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2007         2006

RENTAL INCOME                                   $ 2,182,293   $ 2,120,346

EXPENSES:
  LLC Administration - Affiliates                   351,807       372,304
  LLC Administration and Property
     Management - Unrelated Parties                  49,367        34,650
  Depreciation                                      833,138       812,095
                                                 -----------   -----------
      Total Expenses                              1,234,312     1,219,049
                                                 -----------   -----------

OPERATING INCOME                                    947,981       901,297

OTHER INCOME:
  Interest Income                                   103,763        65,952
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                 1,051,744       967,249

Income from Discontinued Operations                 938,326       446,127
                                                 -----------   -----------
NET INCOME                                      $ 1,990,070   $ 1,413,376
                                                 ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                              $   104,042   $    42,401
  Limited Members                                 1,886,028     1,370,975
                                                 -----------   -----------
                                                $ 1,990,070   $ 1,413,376
                                                 ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                         $     24.13   $     22.13
  Discontinued Operations                             20.48         10.20
                                                 -----------   -----------
       Total                                    $     44.61   $     32.33
                                                 ===========   ===========
Weighted Average Units Outstanding                   42,282        42,403
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,990,070   $ 1,413,376

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     930,354       939,138
     Gain on Sale of Real Estate                     (360,083)            0
     Increase in Receivables                           (5,773)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (3,920)     (213,285)
     Increase in Unearned Rent                         25,515             0
                                                   -----------   -----------
       Total Adjustments                              586,093       725,853
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     2,576,163     2,139,229
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (1,987,877)   (2,257,245)
  Proceeds from Sale of Real Estate                 3,414,844             0
                                                   -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                     1,426,967    (2,257,245)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                    54,689        60,472
  Distributions to Members                         (2,593,961)   (2,295,453)
  Redemption Payments                                 (72,906)     (101,966)
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (2,612,178)   (2,336,947)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,390,952    (2,454,963)

CASH AND CASH EQUIVALENTS, beginning of period        794,181     3,249,144
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,185,133   $   794,181
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                     Member
                              Managing     Limited                   Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2005  $   4,102   $35,765,742  $35,769,844   42,434.76

  Distributions               (67,713)   (2,227,740)  (2,295,453)

  Redemption Payments          (3,059)      (98,907)    (101,966)    (128.90)

  Net Income                   42,401     1,370,975    1,413,376
                             ---------   ----------   ----------  ----------
BALANCE, December 31, 2006    (24,269)   34,810,070   34,785,801   42,305.86

  Distributions               (74,506)   (2,519,455)  (2,593,961)

  Redemption Payments          (2,187)      (70,719)     (72,906)     (95.87)

  Net Income                  104,042     1,886,028    1,990,070
                             ---------   ----------   ----------  ----------
BALANCE, December 31, 2007  $   3,080   $34,105,924  $34,109,004   42,209.99
                             =========   ==========   =========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006


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

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns a 50% interest in a Johnny Carino's restaurant in Lake Charles, Louisiana. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company. The Company owns a 21% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company. The Company owns a 45% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The Company owns a 60% interest in a Gart Sports store. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Company. The Company owns a 35% interest in an Advance Auto Parts store in Indianapolis, Indiana. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company. At December 31, 2007, the Company owns a 38% interest in a Dick's Sporting Goods store under construction in Fredericksburg, Virginia. The remaining interests in this property are owned by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company. The Company owned a 75% interest in a Tia's Tex-Mex restaurant and a 25% interest in a Jared Jewelry store in Goodlettsville, Tennessee. AEI Accredited Investor Fund 2002 Limited Partnership owned the remaining interests in these properties until the interests were sold to unrelated third parties in 2007.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                              Total Incurred by the Company
                                             for the Years Ended December 31

                                                         2007       2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.   $ 351,807   $ 375,778
                                                       ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                     $  63,694   $  44,904
                                                       ========    ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf
  of the Company.                                     $  52,813   $  57,020
                                                       ========    ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                          $ 105,879   $       0
                                                       ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority and Dick's Sporting Goods stores, which had remaining primary terms of 11.2 and 10 years, respectively. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Lake Charles, Louisiana was constructed and acquired in 2003. The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004. The Applebee's restaurant was constructed in 1994 and acquired in 2004. The land for the Johnny Carino's restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005. The Tractor Supply Company store in Marion, Indiana and the Jared Jewelry store in Concord, New Hampshire were constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005. The Advance Auto Parts stores were constructed in 2005 and acquired in 2006. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store will be completed in 2008. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                           Buildings and         Accumulated
Property                            Land     Equipment    Total  Depreciation

Johnny Carino's,
 Lake Charles,LA                $   305,000 $   841,533 $ 1,146,533 $  169,859
Jared Jewelry, Madison Heights, MI  323,259     529,333     852,592     82,046
Applebee's, Macedonia, OH         1,571,267   1,563,531   3,134,798    229,317
Jared Jewelry, Auburn Hills, MI     421,489   1,777,578   2,199,067    210,346
Tractor Supply, Marion, IN          217,920   2,721,465   2,939,385    312,969
CarMax Auto Superstore,
 Lithia Springs, GA               1,834,445   2,407,993   4,242,438    268,893
Johnny Carino's, Pueblo, CO         627,314   1,663,904   2,291,218    210,084
Tractor Supply, Yankton, SD         351,221   1,914,715   2,265,936    169,134
Jared Jewelry, Concord, NH        1,061,663   3,095,971   4,157,634    257,998
Jared Jewelry, Aurora, IL         2,243,623   2,027,709   4,271,332    165,594
Advance Auto Parts, Brownsville,TX  292,522   1,292,747   1,585,269     96,956
Advance Auto Parts, Indianapolis,IN 289,661 380,315 669,976 15,847 Dick's Sporting Goods,
  Fredericksburg, VA              1,987,877           0   1,987,877          0
                                  ---------- ----------  ----------  ---------
                                $11,527,261 $20,216,794 $31,744,055 $2,189,043
                                 =========== ==========  ==========  =========

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

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

     On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,987,877, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. Subsequent to December 31, 2007, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale the Company's owns a 27% interest in the land and will be responsible for 27% of the construction costs of the building. The purchase price, including the cost of the land, will be approximately $3,100,000.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. The amendments will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Leases, achieves certain other expense and debt reduction measures.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008            $ 2,625,304
                       2009              2,748,833
                       2010              2,802,788
                       2011              2,845,258
                       2012              2,873,891
                       Thereafter       23,863,376
                                        ----------
                                       $37,759,450
                                        ==========

     There were no contingent rents recognized in 2007 or 2006.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                      Industry         2007       2006

     Sterling Jewelers Group       Retail      $  864,047  $  890,285
     Tractor Supply Company        Retail         374,726     374,726
     CarMax Auto Superstores, Inc. Retail         306,180     306,180
     TSA Stores, Inc.              Retail         302,345     279,088
     Kona Restaurant Group, Inc.   Restaurant     293,175     291,176
                                                ----------  ----------
     Aggregate rent revenue of major tenants   $2,140,473  $2,141,455
                                                ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                81%         79%
                                                ==========  ==========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     The Company is attempting to sell its 60% interest in the Sports Authority store in Wichita, Kansas. At December 31,
     2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     During 2007 and 2006, the Company distributed net sale proceeds of $165,657 and $57,576 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $3.88 and $1.35 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                              2007         2006

     Rental Income                        $ 462,776   $ 586,898
     Lease Settlement Income                227,010           0
     Property Management Expenses           (14,327)    (13,728)
     Depreciation                           (97,216)   (127,043)
     Gain on Disposal of Real Estate        360,083           0
                                           ---------   ---------
      Income from Discontinued Operations $ 938,326   $ 446,127
                                           =========   =========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Members' Capital -

     Cash distributions of $74,506 and $67,713 were made to the Managing Members and $2,519,455 and $2,227,740 were made to the Limited Members for the years ended December 31, 2007 and 2006, respectively. The Limited Members' distributions represent $59.59 and $52.54 per LLC Unit outstanding using 42,282 and 42,403 weighted average Units in 2007 and 2006, respectively. The distributions represent $42.93 and $29.99 per Unit of Net Income and $16.66 and $22.55 per Unit of return of contributed capital in 2007 and 2006, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $164,000 and $57,000 in 2007 and 2006, respectively.

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

     During 2007, four Limited Members redeemed a total of 95.87 Units for $70,719 in accordance with the Operating Agreement. During 2006, one Limited Member redeemed a total of 128.9 Units for $98,907. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,187 and $3,059 in 2007 and 2006, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Operating Agreement, is $1,005.32 per original $1,000 invested.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     2007         2006

     Net Income for Financial Reporting Purposes  $1,990,070   $1,413,376

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes  297,582      282,780

     Amortization of Start-Up and Organization Costs  (3,819)      (3,819)

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes         25,514            0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes    (22,851)           0
                                                   ----------   ----------
           Taxable Income to Members              $2,286,496   $1,692,337
                                                   ==========   ==========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                        2007         2006

     Members' Equity for Financial Reporting Purposes $34,109,004 $34,785,801

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    772,030     497,299

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes              25,514           0

     Capitalized Start-Up Costs Under Section 195          13,093      13,093

     Amortization of Start-Up and Organization Costs      (15,594)    (11,775)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          6,021,670   6,021,670
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $40,925,717 $41,306,088
                                                       ==========  ==========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2007                     2006
                           Carrying       Fair      Carrying       Fair
                            Amount       Value       Amount        Value

     Money Market Funds  $2,185,133   $2,185,133   $  794,181   $  794,181
                          ---------    ---------    ---------    ---------
      Total Cash and
       Cash Equivalents  $2,185,133   $2,185,133   $  794,181   $  794,181
                          =========    =========    =========    =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2007, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                    Amount Incurred From
 Receiving                 Form and Method        Inception (June 24, 2002)
Compensation               of Compensation           To December 31, 2007

AEI Securities, Inc. Selling Commissions equal to           $4,240,243
                     10% of proceeds, most of which
                     were reallowed to Participating
                     Dealers.

Managing Members     Reimbursement at Cost for other        $1,805,502
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all          $  622,719
and Affiliates       Acquisition Expense.

Managing Members     Reimbursement at Cost for all          $1,262,839
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all expenses $  156,867
and Affiliates       related to the disposition of the
                     Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal year.$  211,794

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                    Amount Incurred From
 Receiving                 Form and Method        Inception (June 24, 2002)
Compensation               of Compensation           To December 31, 2007

Managing Members     1% of distributions of Net             $    5,616
                     Proceeds of Sale until Limited
                     Members have received an amount equal to
                     (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed.
                     10% of distributions of Net Proceeds
                     of Sale thereafter.


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

     10.2 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 23 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 20,
     2004).

     10.3 Assignment and Assumption of Lease dated April 30, 2004 between the Company and PRECO II CRIC LLC relating to the Property at 7159 Macedonia Commons Boulevard, Macedonia, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.4 Net Lease Agreement dated November 2, 2004 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 12, 2004).

     10.5  Assignment and Assumption of Lease dated  January  14,
     2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.18 of Form 10-KSB filed March 30, 2005).

     10.6 Assignment of Lease dated February 9, 2005 between the Company and Brody Capital Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 15, 2005).

ITEM 13.  EXHIBITS. (Continued)

     10.7  Assignment  and Assumption of Lease  dated  March  18,
     2005  between  the  Company, AEI Income &  Growth  Fund  XXI
     Limited  Partnership, AEI Income & Growth Fund 24  LLC,  AEI
     Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the
     Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 24, 2005).

     10.8 First Amendment to Net Lease Agreement dated June 20, 2005 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 12, 2005).

     10.9 Assignment and Assumption of Net Lease Agreement dated October 25, 2005 between the Company and CDK Associates LLC relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2005).

     10.10 Assignment and Assumption of Lease and Guaranty dated November 22, 2005 between the Company and Lafayette Village, LLC relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit
     10.3 of Form 8-K filed December 22, 2005).

     10.11 Assignment and Assumption of Lease dated December 1, 2005 between the Company and Loudon Road N.H. Rte. 9 Development, LLC relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 7, 2005).

     10.12 Assignment and Assumption of Lease Agreement dated December 16, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 22, 2005).

     10.13 Assignment and Assumption of Lease and Guaranty dated December 22, 2005 between the Company, AEI Fund Management XVII, Inc. and Silver Capital Net Lease Fund I, LLC relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 30, 2005).

     10.14 Assignment and Assumption of Lease dated February 17, 2006 between the Company and Meyer-Lamph Development Group, LTD. relating to the Property at 5825 East Ruben Torres Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
     2006).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  15,700   $ 14,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  15,700   $ 14,650
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


                               AEI INCOME & GROWTH FUND 25
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 24, 2008                 By: /s/ Robert P Johnson
                                       Robert P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 24, 2008
    Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer    March 24, 2008
   Patrick W. Keene   (Principal Accounting Officer)