Form 10-Q
period 2008-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2008-05-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-50609


                   AEI INCOME & GROWTH FUND 25 LLC
      (Exact name of registrant as specified in its charter)


     State of Delaware                    75-3074973
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                        Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                 2008            2007
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 1,551,768     $ 2,185,133
  Receivables                                        405           5,773
                                              -----------     -----------
      Total Current Assets                     1,552,173       2,190,906
                                              -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                        10,961,859      11,527,261
  Buildings and Equipment                     20,216,794      20,216,794
  Construction in Progress                     1,045,226               0
  Accumulated Depreciation                    (2,397,328)     (2,189,043)
                                              -----------     -----------
                                              29,826,551      29,555,012
  Real Estate Held for Sale                    3,158,350       3,158,350
                                              -----------     -----------
      Net Investments in Real Estate          32,984,901      32,713,362
                                              -----------     -----------
           Total  Assets                     $34,537,074     $34,904,268
                                              ===========     ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    45,480     $    60,129
  Distributions Payable                          601,549         709,620
  Unearned Rent                                   19,559          25,515
                                              -----------     -----------
      Total Current Liabilities                  666,588         795,264
                                              -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (4,076)          3,080
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,210 Units outstanding                   33,874,562      34,105,924
                                              -----------     -----------
      Total Members' Equity                   33,870,486      34,109,004
                                              -----------     -----------
        Total Liabilities and Members'Equity $34,537,074     $34,904,268
                                              ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                    2008         2007

RENTAL INCOME                                  $   539,594   $   545,345

EXPENSES:
   LLC Administration - Affiliates                  85,351        81,374
   LLC Administration and Property
      Management - Unrelated Parties                12,111        14,442
      Depreciation                                 208,285       208,285
                                                -----------   -----------
        Total Expenses                             305,747       304,101
                                                -----------   -----------

OPERATING INCOME                                   233,847       241,244

OTHER INCOME:
   Interest Income                                  52,546         6,257
                                                -----------   -----------

INCOME FROM CONTINUING OPERATIONS                  286,393       247,501

Income from Discontinued Operations                 76,639       118,921
                                                -----------   -----------
NET INCOME                                     $   363,032   $   366,422
                                                ===========   ===========
NET INCOME ALLOCATED:
   Managing Members                            $    10,891   $    10,993
   Limited Members                                 352,141       355,429
                                                -----------   -----------
                                               $   363,032   $   366,422
                                                ===========   ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                       $      6.58   $      5.67
   Discontinued Operations                            1.76          2.73
                                                -----------   -----------
         Total                                 $      8.34   $      8.40
                                                ===========   ===========
Weighted Average Units Outstanding                  42,210        42,306
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   363,032   $   366,422

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    208,285       236,509
     Decrease in Receivables                           5,368             0
     Decrease in Payable to
        AEI Fund Management, Inc.                    (14,649)      (23,572)
     Increase (Decrease) in Unearned Rent             (5,956)       37,816
                                                  -----------   -----------
        Total Adjustments                            193,048       250,753
                                                  -----------   -----------
        Net Cash Provided By
            Operating Activities                     556,080       617,175
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                  (1,403,657)            0
      Proceeds from Sale of Real Estate              923,833             0
                                                  -----------   -----------
        Net Cash Used For
            Investing Activities                    (479,824)            0
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (108,071)      (80,750)
   Distributions to Members                         (601,550)     (574,181)
                                                  -----------   -----------
        Net Cash Used For
            Financing Activities                    (709,621)     (654,931)
                                                  -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (633,365)      (37,756)

CASH AND CASH EQUIVALENTS, beginning of period     2,185,133       794,181
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,551,768   $   756,425
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2006  $ (24,269)  $34,810,070  $34,785,801   42,305.86

  Distributions               (17,226)     (556,955)    (574,181)

  Net Income                   10,993       355,429      366,422
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2007     $ (30,502)  $34,608,544  $34,578,042   42,305.86
                             =========   ===========  ===========  ==========

BALANCE, December 31, 2007  $   3,080   $34,105,924  $34,109,004   42,209.99

  Distributions               (18,047)     (583,503)    (601,550)

  Net Income                   10,891       352,141      363,032
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2008     $  (4,076)  $33,874,562  $33,870,486   42,209.99
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 25 LLC ("Company"), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,987,877, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and will be responsible for 27% of the construction costs of the building. Through March 31, 2008, the Company had advanced $1,045,226 for the construction of the building. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. The amendments will expire and the original Lease terms will be reinstated on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Leases, achieves certain other expense and debt reduction measures.

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

     Subsequent to March 31, 2008, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $4,416,000, which will result in a net gain of approximately $1,257,700. If the sale is not completed, the Company will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                2008       2007

     Rental Income                           $  76,749   $ 150,329
     Property Management Expenses                 (110)     (3,184)
     Depreciation                                    0     (28,224)
                                              ---------   ----------
       Income from Discontinued Operations   $  76,639   $  118,921
                                              =========   ==========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Company's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Company recognized rental income from continuing operations of $539,594 and $545,345, respectively. In 2008, rental income decreased due a reduction in rent for the Johnny Carino's restaurants as discussed below.

        For the three months ended March 31, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $85,351 and $81,374, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,111 and $14,442, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. The amendments will expire and the original Lease terms will be reinstated on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Leases, achieves certain other expense and debt reduction measures.

        For the three months ended March 31, 2008 and 2007, the Company recognized interest income of $52,546 and $6,257, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Company recognized income from discontinued operations of $76,639 representing rental income less property management expenses. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $118,921 representing rental income less property management expenses and depreciation.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to March 31, 2008, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $4,416,000, which will result in a net gain of approximately $1,257,700. If the sale is not completed, the Company will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Company's cash balances decreased $633,365 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the three months ended March 31, 2007, the Company's cash balances decreased $37,756 as a result of distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $617,175 in 2007 to $556,080 in 2008 as a result of a decrease in total rental and interest income in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2008.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Company generated cash flow from the sale of real estate of $923,833. During the same period, the Company expended $1,403,657 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,987,877, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and will be responsible for 27% of the construction costs of the building. Through March 31, 2008, the Company had advanced $1,045,226 for the construction of the building. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

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

        For the three months ended March 31, 2008 and 2007, the Company declared distributions of $601,550 and $574,181, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $583,503 and $556,955 and the Managing Members received distributions of $18,047 and $17,226 for the periods, respectively. In December 2007, the Company declared a special distribution of $108,071, which resulted in a higher distribution payable at December 31, 2007. In the first three months of 2008, distributions were higher mainly due to an increase in the distribution rate per Unit, effective April 1, 2007.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  2007, four Limited Members redeemed  a  total  of
95.87 Units for $70,719 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, one Limited Member redeemed a total of 128.9 Units for $98,907. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,187 in 2007.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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