Form 10-Q
period 2008-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2008-08-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   831,633      $ 2,185,133
  Receivables                                         1,886            5,773
                                                 -----------      -----------
      Total Current Assets                          833,519        2,190,906
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            9,569,168       11,527,261
  Buildings and Equipment                        20,173,924       20,216,794
  Accumulated Depreciation                       (2,352,629)      (2,189,043)
                                                 -----------      -----------
                                                 27,390,463       29,555,012
  Real Estate Held for Sale                       6,032,561        3,158,350
                                                 -----------      -----------
      Net Investments in Real Estate             33,423,024       32,713,362
                                                 -----------      -----------
           Total  Assets                        $34,256,543      $34,904,268
                                                 ===========      ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    37,714      $    60,129
  Distributions Payable                             598,838          709,620
  Unearned Rent                                      49,479           25,515
  Construction Costs Payable                        123,008                0
                                                 -----------      -----------
      Total Current Liabilities                     809,039          795,264
                                                 -----------      -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (14,138)           3,080
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 and 42,210 Units outstanding in
   2008 and 2007, respectively                   33,461,642       34,105,924
                                                 -----------      -----------
      Total Members' Equity                      33,447,504       34,109,004
                                                 -----------      -----------
        Total Liabilities and Members' Equity   $34,256,543      $34,904,268
                                                 ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended       Six Months Ended
                                6/30/08       6/30/07    6/30/08     6/30/07

RENTAL INCOME                  $ 499,405    $ 485,677    $ 979,329  $ 971,353

EXPENSES:
   LLC  Administration -
     Affiliates                   89,066       89,448      174,417    170,822
   LLC Administration and
     Property Management  -
     Unrelated Parties             9,265       13,526       20,781     27,818
   Depreciation                  200,253      192,650      392,903    385,300
                                ---------    ---------    ---------  ---------
        Total Expenses           298,584      295,624      588,101    583,940
                                ---------    ---------    ---------  ---------

OPERATING INCOME                 200,821      190,053      391,228    387,413

OTHER INCOME:
   Interest Income                21,200        9,471       73,746     15,728
                                ---------    ---------    ---------  ---------
INCOME FROM CONTINUING
   OPERATIONS                    222,021      199,524      464,974    403,141

Income from Discontinued
  Operations                      94,095      419,845      214,174    582,650
                                ---------    ---------    ---------  ---------
NET  INCOME                    $ 316,116    $ 619,369    $ 679,148  $ 985,791
                                =========    =========    =========  =========
NET INCOME ALLOCATED:
   Managing Members            $   9,483    $  48,558    $  20,374  $  59,551
   Limited Members               306,633      570,811      658,774    926,240
                                ---------    ---------    ---------  ---------
                               $ 316,116    $ 619,369    $ 679,148  $ 985,791
                                =========    =========    =========  =========
NET INCOME PER LLC UNIT:
   Continuing Operations       $    5.13    $    4.57    $   10.71  $    9.24
   Discontinued Operations          2.17         8.92         4.93      12.65
                                ---------    ---------    ---------  ---------
        Total                  $    7.30    $   13.49    $   15.64  $   21.89
                                =========    =========    =========  =========
Weighted Average Units
  Outstanding                     42,019       42,306       42,115     42,306
                                =========    =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                       2008          2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   679,148    $   985,791

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     424,173        467,791
     Gain on Sale of Real Estate                            0        (31,931)
     (Increase) Decrease in Receivables                 3,887       (227,010)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (22,415)        99,392
     Increase in Unearned Rent                         23,964         68,810
                                                   -----------    -----------
        Total Adjustments                             429,609        377,052
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                    1,108,757      1,362,843
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,934,660)             0
   Proceeds from Sale of Real Estate                  923,833      2,163,779
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                    (1,010,827)     2,163,779
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (110,782)       (53,387)
   Distributions to Members                        (1,200,387)    (1,175,725)
   Redemption Payments                               (140,261)             0
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (1,451,430)    (1,229,112)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (1,353,500)     2,297,510

CASH AND CASH EQUIVALENTS, beginning of period      2,185,133        794,181
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   831,633    $ 3,091,691
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Capitalized  Construction  Costs
      Payable  at  Period  End                    $   123,008    $         0
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
(/PAGE>

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                              Managing     Limited                  Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2006   $(24,269)  $34,810,070  $34,785,801    42,305.86

  Distributions               (35,272)   (1,140,453)  (1,175,725)

  Net Income                   59,551       926,240      985,791
                              --------   -----------  -----------   ----------
BALANCE, June 30, 2007       $     10   $34,595,857  $34,595,867    42,305.86
                              ========   ===========  ===========   ==========


BALANCE, December 31, 2007   $  3,080   $34,105,924  $34,109,004    42,209.99

  Distributions               (33,385)   (1,167,002)  (1,200,387)

  Redemption Payments          (4,207)     (136,054)    (140,261)     (190.71)

  Net Income                   20,374       658,774      679,148
                              --------   -----------  -----------   ----------
BALANCE, June 30, 2008       $(14,138)  $33,461,642  $33,447,504    42,019.28
                              ========   ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,935,063. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and was responsible for 27% of the construction costs of the building. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,712. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

     In May 2008, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. If the sale was completed, the Company would have received net proceeds of approximately $4,416,000. In June 2008, the buyer cancelled the agreement. The Company is seeking another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     The Company is attempting to sell the Applebee's restaurant in Macedonia, Ohio. At June 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,874,211.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                               Three Months Ended       Six Months Ended
                              6/30/08      6/30/07    6/30/08      6/30/07

 Rental Income               $ 136,417    $ 208,911  $ 272,836    $ 418,909
 Lease Settlement Income             0      227,010          0      227,010
 Property Management Expenses  (26,687)      (9,375)   (27,392)     (12,709)
 Depreciation                  (15,635)     (38,632)   (31,270)     (82,491)
 Gain on Disposal of Real Estate     0       31,931          0       31,931
                              ---------    ---------  ---------    ---------
 Income from Discontinued
   Operations                $  94,095    $ 419,845  $ 214,174    $ 582,650
                              =========    =========  =========    =========

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Company recognized rental income from continuing operations of $979,329 and $971,353, respectively. In 2008, rental income increased due to the acquisition of one property, which was partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

        For the six months ended June 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $174,417 and $170,822, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $20,781 and $27,818, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For  the  six  months ended June 30, 2008 and  2007,  the
Company  recognized  interest  income  of  $73,746  and  $15,728,
respectively.   In  2008, interest income increased  due  to  the
Company receiving interest from construction advances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Company recognized income from discontinued operations of $214,174 representing rental income less property management expenses and depreciation. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $582,650 representing rental and lease settlement income less property management expenses and depreciation of $550,719 and gain on disposal of real estate of $31,931.

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

     In May 2008, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. If the sale was completed, the Company would have received net proceeds of approximately $4,416,000. In June 2008, the buyer cancelled the agreement. The Company is seeking another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     The  Company is attempting to sell the Applebee's restaurant
in   Macedonia,  Ohio.   At  June  30,  2008,  the  property  was
classified as Real Estate Held for Sale with a book value of $2,874,211.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2008, the Company's cash balances decreased $1,353,500 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2007, the Company's cash balances increased $2,297,510 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.

        Net cash provided by operating activities decreased from $1,362,843 in 2007 to $1,108,757 in 2008 as a result of a decrease in total income in 2008 and an increase in LLC administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008 and 2007, the Company generated cash flow from the sale of real estate of $923,833 and $2,163,779, respectively. During the six months ended June 30, 2008, the Company expended $1,934,660 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

       On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,935,063. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and was responsible for 27% of the construction costs of the building. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,712. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

        For the six months ended June 30, 2008 and 2007, the Company declared distributions of $1,200,387 and $1,175,725, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,167,002 and $1,140,453 and the Managing Members received distributions of $33,385 and $35,272 for the periods, respectively. In December 2007, the Company declared a special distribution of $108,071, which resulted in a higher distribution payable at December 31, 2007. In the first six months of 2008, distributions were higher mainly due to an increase in the distribution rate per Unit, effective April 1, 2007.

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

        On April 1, 2008, three Limited Members redeemed a total of 190.71 Units for $136,054 in accordance with the Operating Agreement. On October 1, 2007, four Limited Members redeemed a total of 95.87 Units for $70,719. The Company acquired these Units using Net Cash Flow from operations. In prior years, one Limited Member redeemed a total of 128.9 Units for $98,907. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,207 in 2008.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM  2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
         PROCEEDS.

       (a) None.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS.

      Small Business Issuer Purchases of Equity Securities
                                                               Maximum Number
                                                               of Units that
                                         Total Number of Units May Yet Be
                 Total Number  Average   Purchased as Part of  Purchased Under
                  of Units    Price Paid Publicly Announced    the Plans or
    Period       Purchased     per Unit  Plans or Programs     Programs

4/1/08 to 4/30/08   190.71     $713.38            415.49 (1)         (2)

5/1/08 to 5/31/08       --          --                --              --

6/1/08 to 6/30/08       --          --                --              --


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


Dated:  August 8, 2008        AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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