Form 10-Q
period 2008-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2008-11-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December 31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

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

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                  2008           2007
CURRENT ASSETS:
  Cash  and Cash Equivalents                 $   646,427     $ 2,185,133
  Receivables                                          0           5,773
                                              -----------     -----------
      Total Current Assets                       646,427       2,190,906
                                              -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         9,569,231      11,527,261
  Buildings and Equipment                     20,173,984      20,216,794
  Accumulated Depreciation                    (2,560,487)     (2,189,043)
                                              -----------     -----------
                                              27,182,728      29,555,012
  Real Estate Held for Sale                    6,032,561       3,158,350
                                              -----------     -----------
      Net Investments in Real Estate          33,215,289      32,713,362
                                              -----------     -----------
           Total  Assets                     $33,861,716     $34,904,268
                                              ===========     ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    18,366     $    60,129
  Distributions Payable                          601,545         709,620
  Unearned Rent                                   40,505          25,515
                                              -----------     -----------
      Total Current Liabilities                  660,416         795,264
                                              -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                               (21,524)          3,080
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 42,435 Units issued;
    42,019 and 42,210 Units outstanding in
    2008 and 2007, respectively               33,222,824      34,105,924
                                              -----------     -----------
      Total Members' Equity                   33,201,300      34,109,004
                                              -----------     -----------
       Total Liabilities and Members' Equity $33,861,716     $34,904,268
                                              ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended       Nine Months Ended
                                9/30/08      9/30/07    9/30/08       9/30/07

RENTAL INCOME                 $  525,905   $  486,134  $1,505,234  $1,457,487

EXPENSES:
    LLC  Administration -
      Affiliates                  87,511       92,301     261,928     263,123
   LLC Administration
      and Property Management  -
      Unrelated Parties           11,833        7,377      32,614      35,195
    Depreciation                 207,858      192,650     600,761     577,950
                               ----------   ----------  ----------  ----------
        Total Expenses           307,202      292,328     895,303     876,268
                               ----------   ----------  ----------  ----------

OPERATING INCOME                 218,703      193,806     609,931     581,219

OTHER INCOME:
   Interest Income                 1,991       43,807      75,737      59,535
                               ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    220,694      237,613     685,668     640,754

Income from Discontinued
  Operations                     134,648      433,494     348,822   1,016,144
                               ----------   ----------  ----------  ----------
NET INCOME                    $  355,342   $  671,107  $1,034,490  $1,656,898
                               ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
   Managing Members           $   10,661   $   22,310  $   31,035  $   81,861
     Limited   Members           344,681      648,797   1,003,455   1,575,037
                               ----------   ----------  ----------  ----------
                              $  355,342   $  671,107  $1,034,490  $1,656,898
                               ==========   ==========  ==========  ==========
NET INCOME PER LLC UNIT:
   Continuing Operations      $     5.09   $     5.45  $    15.80  $    14.69
   Discontinued Operations          3.11         9.89        8.04       22.54
                               ----------   ----------  ----------  ----------
        Total                 $     8.20   $    15.34  $    23.84  $    37.23
                               ==========   ==========  ==========  ==========
Weighted Average Units
  Outstanding                     42,019       42,306      42,083      42,306
                               ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                       2008           2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,034,490    $ 1,656,898

   Adjustments To Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation                                     632,031        699,073
     Gain on Sale of Real Estate                            0       (360,083)
     Decrease in Receivables                            5,773              0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (41,763)       (27,721)
     Increase in Unearned Rent                         14,990              0
                                                   -----------    -----------
        Total Adjustments                             611,031        311,269
                                                   -----------    -----------
        Net Cash Provided By
            Operating  Activities                   1,645,521      1,968,167
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (2,057,791)             0
   Proceeds from Sale of Real Estate                  923,833      3,414,844
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                    (1,133,958)     3,414,844
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (108,075)        53,685
   Distributions to Members                        (1,801,933)    (1,884,341)
   Redemption Payments                               (140,261)             0
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                    (2,050,269)    (1,830,656)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          (1,538,706)     3,552,355

CASH AND CASH EQUIVALENTS, beginning of period      2,185,133        794,181
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   646,427    $ 4,346,536
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2006  $(24,269)  $34,810,070  $34,785,801   42,305.86

  Distributions              (54,389)   (1,829,952)  (1,884,341)

  Net Income                  81,861     1,575,037    1,656,898
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2007 $  3,203   $34,555,155  $34,558,358   42,305.86
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2007  $  3,080   $34,105,924  $34,109,004   42,209.99

  Distributions              (51,432)   (1,750,501)  (1,801,933)

  Redemption Payments         (4,207)     (136,054)    (140,261)    (190.71)

  Net Income                  31,035     1,003,455    1,034,490
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2008 $(21,524)  $33,222,824  $33,201,300   42,019.28
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,935,063. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and was responsible for 27% of the construction costs of the building. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,835. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. In August 2008, the Partnership received certification from Fired Up, Inc., the parent company of KRG and guarantor of the Leases, that it had achieved certain expense and debt reduction measures required by the amendments. As a result, the amendments will remain effective for the remainder of the lease terms.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2008 and December 31,
     2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     The Company is attempting to sell the Applebee's restaurant in Macedonia, Ohio. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,874,211.

     During the first nine months of 2008 and 2007, the Company distributed $131,313 and $107,071 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $3.09 and $2.51 per LLC Unit, respectively.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/08      9/30/07    9/30/08      9/30/07

 Rental Income                $  136,417  $  146,122   $  409,253  $  565,031
 Lease Settlement Income               0           0            0     227,010
 Property Management Expenses     (1,769)     (2,148)     (29,161)    (14,857)
 Depreciation                          0     (38,632)     (31,270)   (121,123)
 Gain on Disposal of Real Estate       0     328,152            0     360,083
                               ----------  ----------   ----------  ----------
 Income from Discontinued
    Operations                $  134,648   $  433,494  $  348,822  $1,016,144
                               ==========   ==========  ==========  ==========

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

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Company's results of operations, financial position, and the related disclosures.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Company recognized rental income from continuing operations of $1,505,234 and $1,457,487, respectively. In 2008, rental income increased due to the acquisition of one property and a rent increase on one property, which were partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

       For the nine months ended September 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $261,928 and $263,123, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,614 and $35,195, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurants, approached the Company with a request to adjust the rent on the properties to a market rental rate based on the restaurants' performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurants and KRG, the Company agreed to amend the Leases to reduce the current annual rent for the properties by 26% to $217,395. This amount is scheduled to increase annually by 1.5%. In addition, the amendments provide for additional rental payments if the restaurants' sales exceed certain stated amounts. In August 2008, the Partnership received certification from Fired Up, Inc., the parent company of KRG and guarantor of the Leases, that it had achieved certain expense and debt reduction measures required by the amendments. As a result, the amendments will remain effective for the remainder of the lease terms.

       For the nine months ended September 30, 2008 and 2007, the
Company  recognized  interest  income  of  $75,737  and  $59,535,
respectively.   In  2008, interest income increased  due  to  the
Company receiving interest from construction advances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Company recognized income from discontinued operations of $348,822 representing rental income less property management expenses and depreciation. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $1,016,144 representing rental and lease settlement income less property management expenses and depreciation of $656,061 and gain on disposal of real estate of $360,083.

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

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     The Company is attempting to sell the Applebee's restaurant in Macedonia, Ohio. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,874,211.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Company's cash balances decreased $1,538,706 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2007, the Company's cash balances increased $3,552,355 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.

        Net cash provided by operating activities decreased from $1,968,167 in 2007 to $1,645,521 in 2008 as a result of a decrease in total income in 2008 and an increase in LLC administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008 and 2007, the Company generated cash flow from the sale of real estate of $923,833 and $3,414,844, respectively. During the nine months ended September 30, 2008, the Company expended $2,057,791 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

       On December 17, 2007, the Company purchased a 38% interest in a parcel of land in Fredericksburg, Virginia for $1,935,063. The Company obtained title to the land in the form of an undivided fee simple interest in the 38% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. On March 12, 2008, the Company sold an 11% interest in the Dick's Sporting Goods property to AEI Income & Growth Fund 23 LLC, an affiliate of the Company. The sales price was equal to the amount the Company had invested in the 11% interest, so no gain or loss was recognized. After the sale, the Company's owns a 27% interest in the land and was responsible for 27% of the construction costs of the building. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,835. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

       For the nine months ended September 30, 2008 and 2007, the Company declared distributions of $1,801,933 and $1,884,341, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,750,501 and $1,829,952 and the Managing Members received distributions of $51,432 and $54,389 for the periods, respectively. In September and December 2007, the Company declared special distributions of $107,071 and $108,071, respectively, which resulted in higher distributions in 2007 and a higher distribution payable at December 31, 2007.

       During the first nine months of 2008 and 2007, the Company distributed $131,313 and $107,071 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $3.09 and $2.51 per LLC Unit, respectively.

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


Dated:  November 7, 2008      AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)