Form 10-Q
period 2009-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2009-05-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes       No

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                      2009         2008
CURRENT ASSETS:
  Cash                                           $   837,422   $   808,826
  Receivables                                              0         2,833
                                                  -----------   -----------
      Total Current Assets                           837,422       811,659
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             9,571,675     9,571,675
  Buildings and Equipment                         20,176,306    20,176,306
  Accumulated Depreciation                        (2,973,228)   (2,767,962)
                                                  -----------   -----------
                                                  26,774,753    26,980,019
  Real Estate Held for Sale                        5,888,052     5,888,052
                                                  -----------   -----------
      Net Investments in Real Estate              32,662,805    32,868,071
                                                  -----------   -----------
           Total  Assets                         $33,500,227   $33,679,730
                                                  ===========   ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    95,978   $    78,182
  Distributions Payable                              544,110       545,152
  Unearned Rent                                       31,464        47,735
                                                  -----------   -----------
      Total Current Liabilities                      671,552       671,069
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (4,201)          188
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 Units outstanding                       32,832,876    33,008,473
                                                  -----------   -----------
      Total Members' Equity                       32,828,675    33,008,661
                                                  -----------   -----------
         Total Liabilities and Members' Equity   $33,500,227   $33,679,730
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2009         2008

RENTAL INCOME                                    $   534,429   $   479,926

EXPENSES:
  LLC Administration - Affiliates                     89,743        85,351
  LLC Administration and Property
     Management - Unrelated Parties                   14,391        11,516
  Depreciation                                       205,266       192,650
                                                  -----------   -----------
      Total Expenses                                 309,400       289,517
                                                  -----------   -----------

OPERATING INCOME                                     225,029       190,409

OTHER INCOME:
  Interest Income                                      1,628        52,546
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    226,657       242,955

Income from Discontinued Operations                  137,467       120,077
                                                  -----------   -----------
NET INCOME                                       $   364,124   $   363,032
                                                  ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                               $    10,924   $    10,891
  Limited Members                                    353,200       352,141
                                                  -----------   -----------
                                                 $   364,124   $   363,032
                                                  ===========   ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                         $      5.23   $      5.58
   Discontinued Operations                              3.18          2.76
                                                  -----------   -----------
         Total                                   $      8.41   $      8.34
                                                  ===========   ===========
Weighted Average Units Outstanding                    42,019        42,210
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   364,124   $   363,032

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    205,266       208,285
     Decrease in Receivables                           2,833         5,368
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     17,796       (14,649)
     Decrease in Unearned Rent                       (16,271)       (5,956)
                                                  -----------   -----------
       Total Adjustments                             209,624       193,048
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      573,748       556,080
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0    (1,403,657)
  Proceeds from Sale of Real Estate                        0       923,833
                                                  -----------   -----------
       Net Cash Used For
           Investing Activities                            0      (479,824)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                     (545,152)     (709,621)
                                                  -----------   -----------

NET INCREASE (DECREASE) IN CASH                       28,596      (633,365)

CASH, beginning of period                            808,826     2,185,133
                                                  -----------   -----------
CASH, end of period                              $   837,422   $ 1,551,768
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $  3,080  $34,105,924  $34,109,004    42,209.99

  Distributions Declared     (18,047)    (583,503)    (601,550)

  Net Income                  10,891      352,141      363,032
                             --------  -----------  -----------   ----------
BALANCE, March 31, 2008     $ (4,076) $33,874,562  $33,870,486    42,209.99
                             ========  ===========  ===========   ==========


BALANCE, December 31, 2008  $    188  $33,008,473  $33,008,661    42,019.28

  Distributions Declared     (15,313)    (528,797)    (544,110)

  Net Income                  10,924      353,200      364,124
                             --------  -----------  -----------   ----------
BALANCE, March 31, 2009     $ (4,201) $32,832,876  $32,828,675    42,019.28
                             ========  ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively. The Company is attempting to sell its remaining 94.9722% interest in the property. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,729,702.

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At March 31, 2009 and December 31,
     2008, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

     During the first three months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                               2009        2008

     Rental Income                          $ 137,667   $ 136,417
     Property Management Expenses                (200)       (705)
     Depreciation                                   0     (15,635)
                                             ---------   ---------
       Income from Discontinued Operations  $ 137,467   $ 120,077
                                             =========   =========

(7)  Fair Value Measurements - (Continued)

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Company recognized rental income from continuing operations of $534,429 and $479,926, respectively. In 2009, rental income increased due to the acquisition of one property in 2008 and rent increases on three properties, which were partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

        For the three months ended March 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $89,743 and $85,351, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,391 and $11,516, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2009 and 2008, the Company recognized interest income of $1,628 and $52,546, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $44,154 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009, the Company recognized income from discontinued operations of $137,467 representing rental income less property management expenses. For the three months ended March 31, 2008, the Company recognized income from discontinued operations of $120,077 representing rental income less property management expenses and depreciation.

        On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and
$13,102, respectively. The Company is attempting to sell its remaining 94.9722% interest in the property. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,729,702.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At March 31, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a book value of $3,158,350.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Company's cash balances increased $28,596 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2008, the Company's cash balances decreased $633,365 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $556,080 in 2008 to $573,748 in 2009 as a result of an increase in total rental and interest income in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2009.

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

        For the three months ended March 31, 2009 and 2008, the Company declared distributions of $544,110 and $601,550, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $528,797 and $583,503 and the Managing Members received distributions of $15,313 and $18,047 for the years, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective October 1, 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit.

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

       During 2009, the Company did not redeem any Units from the Limited Members. On April 1, 2008, three Limited Members redeemed a total of 190.71 Units for $136,054 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, five Limited Members redeemed a total of 224.77 Units for $169,626. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $4,207 in 2008.

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

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Company will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Company to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        (i) During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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