Form 10-Q
period 2009-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2009-08-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                             [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer  [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange  Act).    [ ] Yes [X] No


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31, 2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits



                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                  2009           2008
CURRENT ASSETS:
  Cash                                        $ 1,008,464    $   808,826
  Receivables                                       3,036          2,833
                                               -----------    -----------
      Total Current Assets                      1,011,500        811,659
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          9,571,675      9,571,675
  Buildings and Equipment                      20,176,306     20,176,306
  Accumulated Depreciation                     (3,178,494)    (2,767,962)
                                               -----------    -----------
                                               26,569,487     26,980,019
  Real Estate Held for Sale                     5,689,939      5,888,052
                                               -----------    -----------
      Net Investments in Real Estate           32,259,426     32,868,071
                                               -----------    -----------
           Total  Assets                      $33,270,926    $33,679,730
                                               ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    67,041    $    78,182
  Distributions Payable                           544,949        545,152
  Unearned Rent                                    31,464         47,735
                                               -----------    -----------
      Total Current Liabilities                   643,454        671,069
                                               -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                    366            188
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 Units outstanding                    32,627,106     33,008,473
                                               -----------    -----------
      Total Members' Equity                    32,627,472     33,008,661
                                               -----------    -----------
        Total Liabilities and Members' Equity $33,270,926    $33,679,730
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                               Three Months Ended       Six Months Ended
                             6/30/09       6/30/08    6/30/09      6/30/08

RENTAL  INCOME              $  532,572   $  499,405  $1,067,001   $  979,329

EXPENSES:
  LLC Administration -
    Affiliates                  82,687       89,066     172,430      174,417
  LLC Administration and
    Property Management  -
    Unrelated Parties           82,700        9,265      97,091       20,781
  Depreciation                 205,266      200,253     410,532      392,903
                             ----------   ----------  ----------   ----------
      Total Expenses           370,653      298,584     680,053      588,101
                             ----------   ----------  ----------   ----------

OPERATING INCOME               161,919      200,821     386,948      391,228

OTHER INCOME:
  Interest Income                1,737       21,200       3,365       73,746
                             ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  163,656      222,021     390,313      464,974

Income from Discontinued
  Operations                   180,091       94,095     317,558      214,174
                             ----------   ----------  ----------   ----------
NET INCOME                  $  343,747   $  316,116  $  707,871   $  679,148
                             ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
  Managing Members          $   20,916   $    9,483  $   31,840   $   20,374
  Limited Members              322,831      306,633     676,031      658,774
                             ----------   ----------  ----------   ----------
                            $  343,747   $  316,116  $  707,871   $  679,148
                             ==========   ==========  ==========   ==========
NET INCOME PER LLC UNIT:
  Continuing Operations     $     3.78   $     5.13  $     9.01   $    10.71
  Discontinued Operations         3.90         2.17        7.08         4.93
                             ----------   ----------  ----------   ----------
       Total                $     7.68   $     7.30  $    16.09   $    15.64
                             ==========   ==========  ==========   ==========
Weighted Average Units
  Outstanding                   42,019       42,019      42,019       42,115
                             ==========   ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                    2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   707,871   $   679,148

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   410,532       424,173
     Gain on Sale of Real Estate                    (48,291)            0
     (Increase) Decrease in Receivables                (203)        3,887
     Decrease in Payable to
        AEI Fund Management, Inc.                   (11,141)      (22,415)
     Increase (Decrease) in Unearned Rent           (16,271)       23,964
                                                 -----------   -----------
       Total Adjustments                            334,626       429,609
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                   1,042,497     1,108,757
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0    (1,934,660)
  Proceeds from Sale of Real Estate                 246,404       923,833
                                                 -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                     246,404    (1,010,827)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to  Members                 (1,089,263)   (1,311,169)
  Redemption Payments                                     0      (140,261)
                                                 -----------   -----------
       Net Cash Used For
         Financing Activities                    (1,089,263)   (1,451,430)
                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH                     199,638    (1,353,500)

CASH, beginning of period                           808,826     2,185,133
                                                 -----------   -----------
CASH, end of period                             $ 1,008,464   $   831,633
                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Capitalized Construction Costs
   Payable at Period End                        $         0   $   123,008
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                 Limited
                                                                  Member
                            Managing    Limited                   Units
                            Members     Members      Total     Outstanding


BALANCE, December 31, 2007 $   3,080  $34,105,924  $34,109,004   42,209.99

  Distributions Declared     (33,385)  (1,167,002)  (1,200,387)

  Redemption Payments         (4,207)    (136,054)    (140,261)    (190.71)

  Net Income                  20,374      658,774      679,148
                            ---------  -----------  -----------  ----------
BALANCE,  June 30, 2008    $ (14,138) $33,461,642  $33,447,504   42,019.28
                            =========  ===========  ===========  ==========


BALANCE, December 31, 2008 $     188  $33,008,473  $33,008,661   42,019.28

   Distributions Declared    (31,662)  (1,057,398)  (1,089,060)

  Net Income                  31,840      676,031      707,871
                            ---------  -----------  -----------  ----------
BALANCE, June 30, 2009     $     366  $32,627,106  $32,627,472   42,019.28
                            =========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

(5)  Discontinued Operations -

     On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively.

     On May 14, 2009, the Company sold an additional 6.8928% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $246,404, which resulted in a net gain of $48,291. The cost and related accumulated depreciation of the interest sold was $216,075 and $17,962, respectively. The Company is attempting to sell its remaining 88.0794% interest in the property. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,531,589 and $2,729,702, respectively.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $3,158,350.

     During the first six months of 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                 Three Months Ended      Six Months Ended
                                6/30/09      6/30/08   6/30/09      6/30/08

 Rental Income                 $ 135,339   $ 136,417  $ 273,006   $ 272,836
 Property Management Expenses     (3,539)    (26,687)    (3,739)    (27,392)
 Depreciation                          0     (15,635)         0     (31,270)
 Gain on Disposal of Real Estate  48,291           0     48,291           0
                                ---------   ---------  ---------   ---------
 Income from Discontinued
   Operations                  $ 180,091   $  94,095  $ 317,558   $ 214,174
                                =========   =========  =========   =========

(6)  Fair Value Measurements -

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

(7)  Subsequent Events -

     The Company has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Company recognized rental income from continuing operations of $1,067,001 and $979,329, respectively. In 2009, rental income increased due to the acquisition of one property in 2008 and rent increases on three properties, which were partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

        For the six months ended June 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $172,430 and $174,417, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $97,091 and $20,781, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2009, when compared to 2008, was mainly due to a one-time charge for additional state taxes paid in 2009.

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

        For the six months ended June 30, 2009 and 2008, the Company recognized interest income of $3,365 and $73,746, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $62,165 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009, the Company recognized income from discontinued operations of $317,558 representing rental income less property management expenses of $269,267 and gain on disposal of real estate of $48,291. For the six months ended June 30, 2008, the Company recognized income from discontinued operations of $214,174 representing rental income less property management expenses and depreciation.

        On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively.

       On May 14, 2009, the Company sold an additional 6.8928% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $246,404, which resulted in a net gain of $48,291. The cost and related accumulated depreciation of the interest sold was $216,075 and
$17,962, respectively. The Company is attempting to sell its remaining 88.0794% interest in the property. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,531,589 and $2,729,702, respectively.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At June 30, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a carrying value of $3,158,350.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2009, the Company's cash balances increased $199,638 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2008, the Company's cash balances decreased $1,353,500 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $1,108,757 in 2008 to $1,042,497 in 2009 as a result of an increase in LLC administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2009.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2009 and 2008, the Company generated cash flow from the sale of real estate of $246,404 and $923,833, respectively. During the six months ended June 30, 2008, the Company expended $1,934,660 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2009 and 2008, the Company declared distributions of $1,089,060 and $1,200,387, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,057,398 and $1,167,002 and the Managing Members received distributions of $31,662 and $33,385 for the years, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective October 1, 2008.

        During the first six months of 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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


Dated:  August 11, 2009       AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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