Form 10-Q
period 2009-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2009-11-12
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes   [ ] No

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009  and 2008:

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

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009           2008
CURRENT ASSETS:
  Cash                                          $ 1,352,403    $   808,826
  Receivables                                             0          2,833
                                                 -----------    -----------
      Total Current Assets                        1,352,403        811,659
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            9,571,675      9,571,675
  Buildings and Equipment                        20,176,306     20,176,306
  Accumulated Depreciation                       (3,383,760)    (2,767,962)
                                                 -----------    -----------
                                                 26,364,221     26,980,019
  Real Estate Held for Sale                       5,447,465      5,888,052
                                                 -----------    -----------
      Net Investments in Real Estate             31,811,686     32,868,071
                                                 -----------    -----------
           Total  Assets                        $33,164,089    $33,679,730
                                                 ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    71,956    $    78,182
  Distributions Payable                             544,949        545,152
  Unearned Rent                                      30,104         47,735
                                                 -----------    -----------
      Total Current Liabilities                     647,009        671,069
                                                 -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                      977            188
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 Units outstanding                      32,516,103     33,008,473
                                                 -----------    -----------
      Total Members' Equity                      32,517,080     33,008,661
                                                 -----------    -----------
         Total Liabilities and Members' Equity  $33,164,089    $33,679,730
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended      Nine Months Ended
                               9/30/09      9/30/08    9/30/09      9/30/08

RENTAL  INCOME                $ 532,571    $ 525,905  $1,599,572   $1,505,234

EXPENSES:
  LLC Administration -
    Affiliates                   82,918       87,511     255,348      261,928
  LLC Administration and
    Property Management  -
    Unrelated Parties             9,249       11,833     106,340       32,614
  Depreciation                  205,266      207,858     615,798      600,761
                               ---------    ---------  ----------   ----------
      Total Expenses            297,433      307,202     977,486      895,303
                               ---------    ---------  ----------   ----------

OPERATING INCOME                235,138      218,703     622,086      609,931

OTHER INCOME:
  Interest Income                 2,271        1,991       5,636       75,737
                               ---------    ---------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   237,409      220,694     627,722      685,668

Income from Discontinued
 Operations                     197,148      134,648     514,706      348,822
                               ---------    ---------  ----------   ----------
NET  INCOME                   $ 434,557    $ 355,342  $1,142,428   $1,034,490
                               =========    =========  ==========   ==========
NET INCOME ALLOCATED:
  Managing Members            $  16,959    $  10,661  $   48,799   $   31,035
  Limited Members               417,598      344,681   1,093,629    1,003,455
                               ---------    ---------  ----------   ----------
                              $ 434,557    $ 355,342  $1,142,428   $1,034,490
                               =========    =========  ==========   ==========
NET INCOME PER LLC UNIT:
  Continuing Operations       $    5.48    $    5.09  $    14.49   $    15.80
  Discontinued Operations          4.46         3.11       11.54         8.04
                               ---------    ---------  ----------   ----------
       Total                  $    9.94    $    8.20  $    26.03   $    23.84
                               =========    =========  ==========   ==========
Weighted  Average
 Units Outstanding               42,019       42,019      42,019       42,083
                               =========    =========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                    2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 1,142,428    $ 1,034,490

  Adjustments To Reconcile Net Income to Net Cash
  Provided By Operating Activities:
     Depreciation                                   615,798        632,031
     Gain on Sale of Real Estate                   (114,685)             0
     Decrease in Receivables                          2,833          5,773
     Decrease in Payable to
     AEI Fund Management, Inc.                       (6,226)       (41,763)
     Increase (Decrease) in Unearned Rent           (17,631)        14,990
                                                 -----------    -----------
       Total Adjustments                            480,089        611,031
                                                 -----------    -----------
       Net Cash Provided By
                 Operating Activities             1,622,517      1,645,521
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0     (2,057,791)
  Proceeds from Sale of Real Estate                 555,272        923,833
                                                 -----------    -----------
       Net Cash Provided By (Used For)
                 Investing Activities               555,272     (1,133,958)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                  (1,634,212)    (1,910,008)
  Redemption Payments                                     0       (140,261)
                                                 -----------    -----------
       Net Cash Used For
          Financing Activities                   (1,634,212)    (2,050,269)
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                     543,577     (1,538,706)

CASH, beginning of period                           808,826      2,185,133
                                                 -----------    -----------
CASH, end of period                             $ 1,352,403    $   646,427
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $  3,080  $34,105,924   $34,109,004   42,209.99

   Distributions Declared    (51,432)  (1,750,501)   (1,801,933)

  Redemption Payments         (4,207)    (136,054)     (140,261)    (190.71)

  Net Income                  31,035    1,003,455     1,034,490
                             --------  -----------   -----------  ----------
BALANCE, September 30, 2008 $(21,524) $33,222,824   $33,201,300   42,019.28
                             ========  ===========   ===========  ==========


BALANCE, December 31, 2008  $    188  $33,008,473   $33,008,661   42,019.28

   Distributions Declared    (48,010)  (1,585,999)   (1,634,009)

  Net Income                  48,799    1,093,629     1,142,428
                             --------  -----------   -----------  ----------
BALANCE, September 30, 2009 $    977  $32,516,103   $32,517,080   42,019.28
                             ========  ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first nine months of 2009, the Company sold an additional 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. The Company is attempting to sell its remaining 79.6432% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,289,115 and $2,729,702, respectively.

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2009 and December 31,
     2008, the property was classified as Real Estate Held for Sale with a carrying value of $3,158,350.

     During the first nine months of 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended     Nine Months Ended
                                 9/30/09      9/30/08   9/30/09     9/30/08

 Rental Income                 $ 131,563   $ 136,417  $ 404,569   $ 409,253
 Property Management Expenses       (809)     (1,769)    (4,548)    (29,161)
 Depreciation                          0           0          0     (31,270)
 Gain on Disposal of Real Estate  66,394           0    114,685           0
                                ---------   ---------  ---------  ----------
 Income from Discontinued
  Operations                   $ 197,148   $ 134,648  $ 514,706  $  348,822
                                =========   =========  =========  ==========

(6)  Fair Value Measurements -

     The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Subsequent Events -

     The Company has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Company recognized rental income from continuing operations of $1,599,572 and $1,505,234, respectively. In 2009, rental income increased due to the acquisition of one property in 2008 and rent increases on three properties, which were partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

       For the nine months ended September 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $255,348 and $261,928, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $106,340 and $32,614, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2009, when compared to 2008, was mainly due to a one-time charge for additional state taxes paid in 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       For the nine months ended September 30, 2009 and 2008, the Company recognized interest income of $5,636 and $75,737, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $62,165 of interest income on construction advances in 2008.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009, the Company recognized income from discontinued operations of $514,706 representing rental income less property management expenses of $400,021 and gain on disposal of real estate of $114,685. For the nine months ended September 30, 2008, the Company recognized income from discontinued operations of $348,822 representing rental income less property management expenses and depreciation.

        On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively.

        During the first nine months of 2009, the Company sold an additional 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. The Company is attempting to sell its remaining 79.6432% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,289,115 and $2,729,702, respectively.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a carrying value of $3,158,350.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Company's cash balances increased $543,577 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2008, the Company's cash balances decreased $1,538,706 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,645,521 in 2008 to $1,622,517 in 2009 as a result of an increase in LLC administration and property management expenses in 2009, which were partially offset by an increase in total rental and interest income in 2009.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2009 and 2008, the Company generated cash flow from the sale of real estate of $555,272 and $923,833, respectively. During the nine months ended September 30, 2008, the Company expended $2,057,791 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2009 and 2008, the Company declared distributions of $1,634,009 and $1,801,933, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,585,999 and $1,750,501 and the Managing Members received distributions of $48,010 and $51,432 for the years, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective October 1, 2008.

       During the first nine months of 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  November 10, 2009     AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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