Form 10-K
period 2009-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2010-03-30
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No  [ ]

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

 Large accelerated filer [ ]          Accelerated filer [ ]
 Non-accelerated filer [ ]            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009, there were 42,019.278 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $42,019,278.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.



                             PART I


ITEM 1.   BUSINESS.

        AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM"), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005 when the extended offering period expired. The Company received subscriptions for 42,434.763 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.

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

Property Activity During the Last Three Years

        As of December 31, 2006, the Partnership owned interests in fifteen properties with a total original cost of $36,352,093, including acquisition expenses. During the year ended December 31, 2007, the Partnership sold two property interests and received net sale proceeds of $3,414,844, which resulted in net gains of $360,083. During the years ended December 31, 2008 and 2009, the Partnership sold partial interests in one property and received net sale proceeds of $191,947 and $555,272, which resulted in net gains of $47,438 and $114,685, respectively. During 2007 and 2008, one property was purchased for $4,050,434 with property sales proceeds. On March 12, 2008, the Company sold a partial interest in this property at its cost to an affiliated fund for $923,833. After the sale, the Company's investment in this property was $3,126,601. As of December 31, 2009, the Partnership owned interests in fourteen properties with a total original cost of $35,590,790, including acquisition expenses.

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

Major Tenants

        During 2009, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 69% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2009.


                                                           Annual    Annual
                    Purchase     Property                  Lease     Rent Per
Property              Date         Cost      Tenant        Payment   Sq. Ft.

Johnny Carino's Restaurant
 Lake Charles, LA                         Kona Restaurant
 (50%)               12/9/03  $1,146,533    Group, Inc.    $ 81,806   $25.05

Jared Jewelry Store
 Madison Heights, MI                         Sterling
 (21%)                2/6/04  $  852,592  Jewelers Inc.    $ 72,095   $56.58

Applebee's Restaurant
 Macedonia, OH
 (79.6432%)          4/30/04  $2,496,654 Apple Ohio, LLC   $204,343   $47.51

Jared Jewelry Store
 Auburn Hills, MI                            Sterling
 (60%)               1/14/05  $2,199,067   Jewelers Inc.   $153,780   $44.50

Tractor Supply Store                      Tractor Supply
 Marion, IN           2/9/05  $2,939,385     Company       $210,014   $11.00

CarMax Auto Superstore
 Lithia Springs, GA                         CarMax Auto
 (45%)               3/18/05  $4,242,438 Superstores, Inc. $329,144   $38.01

Johnny Carino's Restaurant               Kona Restaurant
 Pueblo, CO          6/20/05  $2,291,218   Group, Inc.     $138,849   $20.62

Tractor Supply Store                     Tractor Supply
 Yankton, SD        10/25/05  $2,265,936    Company        $174,936   $ 9.09

Jared Jewelry Store
 Concord, NH         12/1/05  $4,157,634  Sterling Inc.    $286,495   $48.82

Jared Jewelry Store                         Sterling
 Aurora, IL         12/16/05  $4,271,332  Jewelers Inc.    $306,353   $50.63


ITEM 2.   PROPERTIES.  (Continued)

                Purchase  Property           Annual LeaseAnnual R
ent
Property          Date      Cost      Tenant   Payment Per Sq. Ft.

Sports Authority Store
 Wichita, KS
 (60%)              12/22/05  $3,346,155TSA Stores, Inc.   $306,997   $ 9.79

Advance Auto Parts Store                        Advance Stores
 Brownsville, TX     2/17/06  $1,585,269   Company, Inc.   $109,973   $15.98

Advance Auto Parts Store
 Indianapolis, IN               Advance Stores
 (35%)              12/21/06  $  669,976 Company, Inc.     $ 46,937   $19.16

Dick's Sporting Goods Store
 Fredericksburg, VA            Dick's Sporting
 (27%)                5/8/08  $3,126,601Goods, Inc.        $219,455   $16.69



        The properties listed above with a partial ownership percentage are owned with affiliates of the Company and/or unrelated third parties. The remaining interest in the Johnny Carino's restaurant in Lake Charles, Louisiana is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The
remaining interests in the Jared Jewelry store in Madison Heights, Michigan are owned by AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Advance Auto Parts store in Indianapolis, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC. The remaining interest in the Applebee's restaurant is owned by unrelated third parties.

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


ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2009, all properties listed above were 100% occupied.

 ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,142 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $64,359 and $67,786 were made to the Managing Members and $2,114,600 and $2,279,298 were made to the Limited Members for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $50,000 and $130,000 in 2009 and 2008, respectively.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2009, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2009, the Company's Units were valued at $807. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2009 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2009 and 2008, the Company recognized rental income from continuing operations of $2,439,142 and $2,342,346, respectively. In 2009, rental income increased due to the acquisition of one property in 2008 and rent increases on three properties, which were partially offset by a reduction in rent for the Johnny Carino's restaurants as discussed below.

        For the years ended December 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $371,797 and $405,465, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $117,796 and $53,038, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2009, when compared to 2008, was mainly due to a one-time charge for additional state taxes paid in 2009.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Since December 31, 2007, the Sports Authority store in Wichita, Kansas has been classified as Real Estate Held for Sale with a carrying value of $3,158,350. In December 2009, the Company decided to stop actively marketing the property for sale. The property will no longer be classified as Real Estate Held for Sale. As a result, the Company reclassified the operating results of the property, which were previously reported in Discontinued Operations, to Continuing Operations for the periods presented. At the time of reclassification, the Company recognized $183,978 of additional depreciation expense that represents the amount of depreciation that would have been recognized if the property had not been classified as Real Estate Held for Sale.

        For the years ended December 31, 2009 and 2008, the Company recognized interest income of $8,508 and $77,092, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $62,165 of interest income on construction advances in 2008.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2009, the Company recognized income from discontinued operations of $339,670 representing rental income less property management expenses of $224,985 and gain on disposal of real estate of $114,685. For the year ended December 31, 2008, the Company recognized income from discontinued operations of $234,303 representing rental income less property management expenses and depreciation of $186,865 and gain on disposal of real estate of $47,438.

        On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively.

        During the first nine months of 2009, the Company sold an additional 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. The Company is attempting to sell its remaining 79.6432% interest in the property. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,289,115 and $2,729,702, respectively.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the year ended December 31, 2009, the Company's cash balances increased $601,933 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members. During the year ended December 31, 2008, the Company's cash balances decreased $1,376,307 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $2,222,283 in 2008 to $2,225,822 in 2009 as a result of an increase in total rental and interest income in 2009, which was partially offset by an increase in LLC administration and property management expenses in 2009 and by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2009 and 2008, the Company generated cash flow from the sale of real estate of $555,272 and $1,115,780, respectively. During the year ended December 31, 2008, the Company expended $2,062,557 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2009 and 2008, the Company declared distributions of $2,178,959 and $2,347,084, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,114,600 and $2,279,298 and the Managing Members received distributions of $64,359 and $67,786 for the years, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective October 1, 2008.

        During 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        Historically, the Company has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Company will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than pre-2009 distribution rates until such time as economic conditions allow the Company to, once again, begin selling properties at acceptable prices and generating gains for distribution.

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






                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2009          2008
CURRENT ASSETS:
  Cash                                           $ 1,410,759   $   808,826
  Receivables                                              0         2,833
                                                  -----------   -----------
      Total Current Assets                         1,410,759       811,659
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            10,618,109     9,571,675
  Buildings and Equipment                         22,476,027    20,176,306
  Accumulated Depreciation                        (3,960,807)   (2,767,962)
                                                  -----------   -----------
                                                  29,133,329    26,980,019
  Real Estate Held for Sale                        2,289,115     5,888,052
                                                  -----------   -----------
      Net Investments in Real Estate              31,422,444    32,868,071
                                                  -----------   -----------
           Total  Assets                         $32,833,203   $33,679,730
                                                  ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    89,328   $    78,182
  Distributions Payable                              544,950       545,152
  Unearned Rent                                       76,536        47,735
                                                  -----------   -----------
      Total Current Liabilities                      710,814       671,069
                                                  -----------   -----------
MEMBERS' EQUITY:
  Managing Members                                       859           188
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 Units outstanding                       32,121,530    33,008,473
                                                  -----------   -----------
      Total Members' Equity                       32,122,389    33,008,661
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $32,833,203   $33,679,730
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2009          2008

RENTAL INCOME                                     $ 2,439,142   $ 2,342,346

EXPENSES:
  LLC Administration - Affiliates                     371,797       405,465
  LLC Administration and Property
     Management - Unrelated Parties                   117,796        53,038
  Depreciation                                      1,005,040       808,236
                                                   -----------   -----------
      Total Expenses                                1,494,633     1,266,739
                                                   -----------   -----------

OPERATING INCOME                                      944,509     1,075,607

OTHER INCOME:
  Interest Income                                       8,508        77,092
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     953,017     1,152,699

Income from Discontinued Operations                   339,670       234,303
                                                   -----------   -----------
NET INCOME                                        $ 1,292,687   $ 1,387,002
                                                   ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                $    65,030   $    69,101
  Limited Members                                   1,227,657     1,317,901
                                                   -----------   -----------
                                                  $ 1,292,687   $ 1,387,002
                                                   ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $     22.00   $     26.58
  Discontinued Operations                                7.22          4.75
                                                   -----------   -----------
       Total                                      $     29.22   $     31.33
                                                   ===========   ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                    42,019        42,067
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,292,687  $ 1,387,002

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   1,005,040      839,506
     Gain on Sale of Real Estate                     (114,685)     (47,438)
     Decrease in Receivables                            2,833        2,940
     Increase in Payable to
        AEI Fund Management, Inc.                      11,146       18,053
     Increase in Unearned Rent                         28,801       22,220
                                                   -----------  -----------
       Total Adjustments                              933,135      835,281
                                                   -----------  -----------
       Net Cash Provided By
           Operating Activities                     2,225,822    2,222,283
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0   (2,062,557)
  Proceeds from Sale of Real Estate                   555,272    1,115,780
                                                   -----------  -----------
       Net Cash Provided By (Used For)
           Investing Activities                       555,272     (946,777)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (2,179,161)  (2,511,552)
  Redemption Payments                                       0     (140,261)
                                                   -----------  -----------
       Net Cash Used For
         Financing Activities                      (2,179,161)  (2,651,813)
                                                   -----------  -----------

NET INCREASE (DECREASE) IN CASH                       601,933   (1,376,307)

CASH, beginning of year                               808,826    2,185,133
                                                   -----------  -----------
CASH, end of year                                 $ 1,410,759  $   808,826
                                                   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2007  $  3,080  $34,105,924  $34,109,004   42,209.99

  Distributions Declared     (67,786)  (2,279,298)  (2,347,084)

  Redemption Payments         (4,207)    (136,054)    (140,261)    (190.71)

  Net Income                  69,101    1,317,901    1,387,002
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2008       188   33,008,473   33,008,661   42,019.28

  Distributions Declared     (64,359)  (2,114,600)  (2,178,959)

  Net Income                  65,030    1,227,657    1,292,687
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2009  $    859  $32,121,530  $32,122,389   42,019.28
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on
       January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Company on January 1, 2009. The primary impact of adopting this guidance on the Company's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:

                                                          2009        2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating with the Limited Partners.              $ 371,797  $ 405,465
                                                         ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $422 and $23,209 of expenses related to
  Discontinued Operations in 2009 and 2008,
  respectively.                                         $ 118,218  $  76,247
                                                         ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.               $       0  $   4,625
                                                         ========   ========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.            $  25,147  $   9,647
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2009  are   as
     follows:
                                             Buildings and        Accumulated
Property                              Land     Equipment   Total  Depreciation

Johnny Carino's,
 Lake Charles, LA               $   305,000 $   841,533 $ 1,146,533 $  243,019
Jared Jewelry, Madison Heights, MI  323,259     529,333     852,592    124,392
Jared Jewelry, Auburn Hills, MI     421,489   1,777,578   2,199,067    352,552
Tractor Supply, Marion, IN          217,920   2,721,465   2,939,385    530,687
CarMax Auto Superstore,
  Lithia Springs, GA              1,834,445   2,407,993   4,242,438    461,533
Johnny Carino's, Pueblo, CO         627,314   1,663,904   2,291,218    375,396
Tractor Supply, Yankton, SD         351,221   1,914,715   2,265,936    322,312
Jared Jewelry, Concord, NH        1,061,663   3,095,971   4,157,634    505,676
Jared Jewelry, Aurora, IL         2,243,623   2,027,709   4,271,332    327,810
Sports Authority, Wichita, KS     1,046,434   2,299,721   3,346,155    371,783
Advance Auto Parts,
 Brownsville, TX                    292,522   1,292,747   1,585,269    200,376
Advance Auto Parts,
 Indianapolis, IN                   289,661     380,315     669,976     46,273
Dick's Sporting Goods,
  Fredericksburg, VA              1,603,558   1,523,043   3,126,601     98,998
                                 ----------  ----------  ----------  ---------
                                $10,618,109 $22,476,027 $33,094,136 $3,960,807
                                 ==========  ==========  ==========  =========

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 2,694,889
                       2011             2,737,690
                       2012             2,766,674
                       2013             2,780,536
                       2014             2,824,547
                       Thereafter      17,228,702
                                       -----------
                                      $31,033,038
                                       ===========

     There were no contingent rents recognized in 2009 and 2008.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                       Industry       2009         2008

     Sterling Jewelers Group        Retail      $  819,184   $  813,231
     Tractor Supply Company         Retail         387,350      376,677
     CarMax Auto Superstores, Inc.  Retail         329,144      316,003
     TSA Stores, Inc.               Retail         306,997      306,997
                                                 ---------    ---------
     Aggregate rent revenue of major tenants    $1,842,675   $1,812,908
                                                 =========    =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 69%         70%
                                                 =========    =========

(6)  Discontinued Operations -

     On December 23, 2008, the Company sold 5.0278% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of $191,947, which resulted in a net gain of $47,438. The cost and related accumulated depreciation of the interest sold was $157,611 and $13,102, respectively.

     During the first nine months of 2009, the Company sold an additional 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. The Company is attempting to sell its remaining 79.6432% interest in the property. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,289,115 and $2,729,702, respectively.

     During 2009 and 2008, the Company distributed $50,505 and $131,313 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 and $3.09 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended December 31:

                                                  2009         2008

     Rental Income                            $ 225,407   $ 241,344
     Property Management Expenses                  (422)    (23,209)
     Depreciation                                     0     (31,270)
     Gain on Disposal of Real Estate            114,685      47,438
                                               ---------   ---------
         Income from Discontinued Operations  $ 339,670   $ 234,303
                                               =========   ========

     Since December 31, 2007, the Sports Authority store in Wichita, Kansas has been classified as Real Estate Held for Sale with a carrying value of $3,158,350. In December 2009, the Company decided to stop actively marketing the property for sale. The property will no longer be classified as Real Estate Held for Sale. As a result, the Company reclassified the operating results of the property, which were previously reported in Discontinued Operations, to Continuing Operations for the periods presented. At the time of reclassification, the Company recognized $183,978 of additional depreciation expense that represents the amount of depreciation that would have been recognized if the property had not been classified as Real Estate Held for Sale.

     The following are the amounts reclassified from Discontinued
     Operations to Continuing Operations for this property for the periods ended December 31:

                                                        2009       2008

     Rental Income                                   $ 306,997   $ 306,997
     Property Management Expense                        (6,391)    (17,673)
                                                      ---------   ---------
       Income Reclassified to Continuing Operations  $ 300,606   $ 289,324
                                                      =========   =========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Members' Capital -

     For the years ended December 31, 2009 and 2008, the Company declared distributions of $2,178,959 and $2,347,084, respectively. The Limited Members received distributions of $2,114,600 and $2,279,298 and the Managing Members received distributions of $64,359 and $67,786 for the years, respectively. The Limited Members' distributions represent $50.32 and $54.18 per LLC Unit outstanding using 42,019 and 42,067 weighted average Units in 2009 and 2008, respectively. The distributions represent $29.22 and $28.09 per Unit of Net Income and $21.10 and $26.09 per Unit of return of contributed capital in 2009 and 2008, respectively.

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $50,000 and $130,000 in 2009 and 2008, respectively.

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

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2009        2008

     Net Income for Financial Reporting Purposes      $1,292,687  $1,387,002

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes      362,178     208,535

     Amortization of Start-Up and Organization Costs           0      (3,498)

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes             28,801      22,220

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes         (7,856)     (3,775)
                                                       ----------  ----------
           Taxable Income to Members                  $1,675,810  $1,610,484
                                                       ==========  ==========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2009       2008

     Members' Equity for Financial Reporting Purposes $32,122,389 $33,008,661

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  1,331,112     976,790

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes         76,536      47,735

     Capitalized  Start-Up  Costs  Under  Section  195     13,093      13,093

     Amortization  of Start-Up and Organization  Costs    (19,093)    (19,093)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          6,021,670   6,021,670
                                                       ----------  ----------
         Members' Equity for Tax Reporting Purposes   $39,545,707 $40,048,856
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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method        Inception (June 24, 2002)
Compensation                 of Compensation           To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 10% of     $4,240,243
                      proceeds, most of which were reallowed
                      to Participating Dealers.

Managing Members      Reimbursement at Cost for other         $1,805,502
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all           $  627,344
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing     $2,040,101
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

Managing Members      Reimbursement at Cost for providing     $  191,661
and  Affiliates       services related  to  the  disposition
                      of  the  Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year. $  346,328


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method        Inception (June 24, 2002)
Compensation                 of Compensation           To December 31, 2009

Managing Members      1% of distributions of Net Proceeds     $    7,434
                      of Sale until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10%  of  distributions
                      of Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  17,925   $ 17,700
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
      All Other Fees                              0          0
                                           ---------   --------
          Total Fees                      $  17,925   $ 17,700
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


                               AEI INCOME & GROWTH FUND 25
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 29, 2010                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                      Date


/s/ROBERT P JOHNSON  President (Principal Executive  Officer) March 29, 2010
   Robert P. Johnson and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)