Form 10-Q
period 2010-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2010-05-14
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010          2009
CURRENT ASSETS:
   Cash                                          $ 1,591,125   $ 1,410,759

INVESTMENTS IN REAL ESTATE:
   Land                                           10,618,109    10,618,109
   Buildings and Equipment                        22,476,027    22,476,027
   Accumulated Depreciation                       (4,189,070)   (3,960,807)
                                                  -----------   -----------
                                                  28,905,066    29,133,329
  Real Estate Held for Sale                        2,117,695     2,289,115
                                                  -----------   -----------
      Net Investments in Real Estate              31,022,761    31,422,444
                                                  -----------   -----------
           Total  Assets                         $32,613,886   $32,833,203
                                                  ===========   ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    90,477   $    89,328
  Distributions Payable                              544,950       544,950
  Unearned Rent                                       28,829        76,536
                                                  -----------   -----------
      Total Current Liabilities                      664,256       710,814
                                                  -----------   -----------
MEMBERS' EQUITY:
  Managing Members                                       229           859
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   42,019 Units outstanding                       31,949,401    32,121,530
                                                  -----------   -----------
      Total Members' Equity                       31,949,630    32,122,389
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $32,613,886   $32,833,203
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2010          2009

RENTAL INCOME                                    $   616,676   $   611,178

EXPENSES:
  LLC Administration - Affiliates                     86,237        89,743
  LLC Administration and Property
     Management - Unrelated Parties                   10,384        14,441
  Depreciation                                       228,263       205,266
                                                  -----------   -----------
      Total Expenses                                 324,884       309,450
                                                  -----------   -----------

OPERATING INCOME                                     291,792       301,728

OTHER INCOME:
  Interest Income                                      3,126         1,628
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    294,918       303,356

Income from Discontinued Operations                   77,273        60,768
                                                  -----------   -----------
NET INCOME                                       $   372,191   $   364,124
                                                  ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                               $    15,719   $    10,924
  Limited Members                                    356,472       353,200
                                                  -----------   -----------
                                                 $   372,191   $   364,124
                                                  ===========   ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                         $      6.81   $      7.00
   Discontinued Operations                              1.67          1.41
                                                  -----------   -----------
         Total                                   $      8.48   $      8.41
                                                  ===========   ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                   42,019        42,019
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                  AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   372,191    $   364,124

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   228,263        205,266
     Gain on Sale of Real Estate                    (28,180)             0
     Decrease in Receivables                              0          2,833
     Increase in Payable to
        AEI Fund Management, Inc.                     1,149         17,796
     Decrease in Unearned Rent                      (47,707)       (16,271)
                                                 -----------    -----------
       Total Adjustments                            153,525        209,624
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     525,716        573,748
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                 199,600              0
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (544,950)      (545,152)
                                                 -----------    -----------

NET INCREASE IN CASH                                180,366         28,596

CASH, beginning of period                         1,410,759        808,826
                                                 -----------    -----------
CASH, end of period                             $ 1,591,125    $   837,422
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                    Member
                              Managing     Limited                  Units
                              Members      Members      Total    Outstanding


BALANCE, December 31, 2008   $    188   $33,008,473  $33,008,661   42,019.28

  Distributions Declared      (15,313)     (528,797)    (544,110)

  Net Income                   10,924       353,200      364,124
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2009      $ (4,201)  $32,832,876  $32,828,675   42,019.28
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2009   $    859   $32,121,530  $32,122,389   42,019.28

  Distributions Declared      (16,349)     (528,601)    (544,950)

  Net Income                   15,719       356,472      372,191
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2010      $    229   $31,949,401  $31,949,630   42,019.28
                              ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2010 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

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

(5)  Discontinued Operations -

     During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively.

     On February 25, 2010, the Company sold an additional 5.9641% of the Applebee's restaurant in Macedonia, Ohio, to an unrelated third party. The Company received net sale proceeds of $199,600, which resulted in a net gain of $28,180. The cost and related accumulated depreciation of the interests sold was $186,962 and $15,542, respectively. The Company is attempting to sell its remaining 73.6791%
     interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $2,117,695 and $2,289,115, respectively.

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

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                    2010         2009

     Rental Income                              $   49,628    $   60,918
     Property Management Expenses                     (535)         (150)
     Gain on Disposal of Real Estate                28,180             0
                                                 ----------    ----------
     Income from Discontinued Operations        $   77,273    $   60,768
                                                 ==========    ==========

(6)  Fair Value Measurements

     As of March 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, the Company recognized rental income from continuing operations of $616,676 and $611,178, respectively. In 2010, rental income increased due to rent increases on four properties.

        For the three months ended March 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $86,237 and $89,743, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $10,384 and $14,441, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2010 and 2009, depreciation expense was $228,263 and $205,266, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.

        For the three months ended March 31, 2010 and 2009, the Company recognized interest income of $3,126 and $1,628, respectively. In 2010 interest income increased due to the Company having more money invested in a money market account due to property sales.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010, the Company recognized income from discontinued operations of $77,273 representing rental income less property management expenses of $49,093 and gain on disposal of real estate of $28,180. For the three months ended March 31, 2009, the Company recognized income from discontinued operations of $60,768 representing rental income less property management expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively.

        On February 25, 2010, the Company sold an additional 5.9641% of the Applebee's restaurant in Macedonia, Ohio, to an unrelated third party. The Company received net sale proceeds of $199,600, which resulted in a net gain of $28,180. The cost and related accumulated depreciation of the interests sold was $186,962 and $15,542, respectively. The Company is attempting to sell its remaining 73.6791% interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $2,117,695 and $2,289,115, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Company's cash balances increased $180,366 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2009, the Company's cash balances increased $28,596 as a result of cash generated from operating activities in excess of distributions paid to the Members.

        Net cash provided by operating activities decreased from $573,748 in 2009 to $525,716 in 2010 as a result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2010.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2010, the Company generated cash flow from the sale of real estate of $199,600.

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

        For the three months ended March 31, 2010 and 2009, the Company declared distributions of $544,950 and $544,110, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $528,601 and $528,797 and the Managing Members received distributions of $16,349 and $15,313 for the periods, respectively.

        During the first three months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

        The Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2009 and the first three months of 2010, the Company did not redeem any Units from the Limited Members. In prior years, 8 Limited Members redeemed a total of
415.48 Units for $305,680. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

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


Dated:  May 12, 2010          AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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