Form 10-Q
period 2010-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2010-08-16
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1.  Financial Statements:

          Balance Sheet as of June 30, 2010 and December 31,  2009

          Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010           2009
CURRENT ASSETS:
   Cash                                           $ 1,766,238    $ 1,410,759

INVESTMENTS IN REAL ESTATE:
   Land                                            10,618,109     10,618,109
   Buildings and Equipment                         22,476,027     22,476,027
   Accumulated Depreciation                        (4,416,494)    (3,960,807)
                                                   -----------    -----------
                                                   28,677,642     29,133,329
  Real Estate Held for Sale                         1,938,109      2,289,115
                                                   -----------    -----------
      Net Investments in Real Estate               30,615,751     31,422,444
                                                   -----------    -----------
           Total  Assets                          $32,381,989    $32,833,203
                                                   ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    59,597    $    89,328
  Distributions Payable                               544,949        544,950
  Unearned Rent                                        31,739         76,536
                                                   -----------    -----------
      Total Current Liabilities                       636,285        710,814
                                                   -----------    -----------
MEMBERS' EQUITY:
  Managing Members                                        478            859
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 42,435 Units issued;
    41,972 and 42,019 Units outstanding in
    2010 and 2009, respectively                    31,745,226     32,121,530
                                                   -----------    -----------
      Total Members' Equity                        31,745,704     32,122,389
                                                   -----------    -----------
        Total Liabilities and Members' Equity     $32,381,989    $32,833,203
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended        Six Months Ended
                               6/30/10     6/30/09      6/30/10      6/30/09

RENTAL  INCOME               $  628,699   $  609,322  $1,245,375   $1,220,500

EXPENSES:
  LLC  Administration -
    Affiliates                   90,050       82,687     176,287      172,430
  LLC Administration and Property
      Management  -
      Unrelated Parties          19,781       86,090      30,165      100,531
  Depreciation                  227,424      205,266     455,687      410,532
                              ----------   ----------  ----------   ----------
      Total Expenses            337,255      374,043     662,139      683,493
                              ----------   ----------  ----------   ----------

OPERATING INCOME                291,444      235,279     583,236      537,007

OTHER INCOME:
  Interest Income                 3,643        1,737       6,769        3,365
                              ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   295,087      237,016     590,005      540,372

Income from Discontinued
  Operations                     76,556      106,731     153,829      167,499
                              ----------   ----------  ----------   ----------
NET INCOME                   $  371,643   $  343,747  $  743,834   $  707,871
                              ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
  Managing Members           $   17,515   $   20,916  $   33,234   $   31,840
  Limited Members               354,128      322,831     710,600      676,031
                              ----------   ----------  ----------   ----------
                             $  371,643   $  343,747  $  743,834   $  707,871
                              ==========   ==========  ==========   ==========
NET INCOME PER LLC UNIT:
  Continuing Operations      $     6.82   $     5.47  $    13.63   $    12.47
  Discontinued Operations          1.62         2.21        3.29         3.62
                              ----------   ----------  ----------   ----------
       Total                 $     8.44   $     7.68  $    16.92   $    16.09
                              ==========   ==========  ==========   ==========
Weighted Average Units Outstanding -
  Basic and Diluted              41,972       42,019      41,996       42,019
                              ==========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                     2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   743,834   $   707,871

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    455,687       410,532
     Gain on Sale of Real Estate                     (60,001)      (48,291)
     Increase in Receivables                               0          (203)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (29,731)      (11,141)
     Decrease in Unearned Rent                       (44,797)      (16,271)
                                                  -----------   -----------
       Total Adjustments                             321,158       334,626
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,064,992     1,042,497
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                  411,007       246,404
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                   (1,089,900)   (1,089,263)
  Redemption Payments                                (30,620)            0
                                                  -----------   -----------
       Net Cash Used For
        Financing Activities                      (1,120,520)   (1,089,263)
                                                  -----------   -----------

NET INCREASE IN CASH                                 355,479       199,638

CASH, beginning of period                          1,410,759       808,826
                                                  -----------   -----------
CASH, end of period                              $ 1,766,238   $ 1,008,464
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                    Limited
                                                                     Member
                              Managing     Limited                   Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2008  $    188   $33,008,473   $33,008,661   42,019.28

  Distributions Declared     (31,662)   (1,057,398)   (1,089,060)

  Net Income                  31,840       676,031       707,871
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2009      $    366   $32,627,106   $32,627,472   42,019.28
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2009  $    859   $32,121,530   $32,122,389   42,019.28

   Distributions Declared    (32,697)   (1,057,202)   (1,089,899)

  Redemption Payments           (918)      (29,702)      (30,620)     (46.92)

  Net Income                  33,234       710,600       743,834
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2010      $    478   $31,745,226   $31,745,704   41,972.36
                             ========   ===========   ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(5)  Discontinued Operations -

     During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. For the six months ended June 30, 2009, the net gain was $48,291.

     During  the  first six months of 2010, the Company  sold  an additional 12.2123% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $411,007, which resulted in a net gain of $60,001. The cost and related accumulated depreciation of the interests sold was $382,830 and $31,824, respectively. The Company is attempting to sell its remaining 67.4309% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,938,109 and $2,289,115, respectively.

     During the first six months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                  Three Months Ended      Six Months Ended
                                 6/30/10      6/30/09    6/30/10     6/30/09

 Rental Income                  $ 44,847     $ 58,589   $ 94,475    $119,507
 Property Management Expenses       (112)        (149)      (647)       (299)
 Gain on Disposal of Real Estate  31,821       48,291     60,001      48,291
                                 --------     --------   --------    --------
 Income from Discontinued
   Operations                   $ 76,556     $106,731   $153,829    $167,499
                                 ========     ========   ========    ========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Fair Value Measurements -

     As   of  June  30,  2010,  the  Company  has  no  assets  or
     liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Company recognized rental income from continuing operations of $1,245,375 and $1,220,500, respectively. In 2010, rental income increased mainly due to rent increases on five properties.

        For the six months ended June 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $176,287 and $172,430, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $30,165 and $100,531, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The decrease in these expenses in 2010, when compared to 2009, was mainly due to a one-time charge for additional state income taxes paid in 2009.

        For the six months ended June 30, 2010 and 2009, depreciation expense was $455,687 and $410,532, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2010 and 2009, the Company recognized interest income of $6,769 and $3,365, respectively. In 2010 interest income increased due to the Company having more money invested in a money market account due to property sales.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Company recognized income from discontinued operations of $153,829 representing rental income less property management expenses of $93,828 and gain on disposal of real estate of $60,001. For the six months ended June 30, 2009, the Company recognized income from discontinued operations of $167,499 representing rental income less property management expenses of $119,208 and gain on disposal of real estate of $48,291.

        During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively. For the six months ended June 30, 2009, the net gain was $48,291.

        During the first six months of 2010, the Company sold an additional 12.2123% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $411,007, which resulted in a net gain of $60,001. The cost and related accumulated depreciation of the interests sold was $382,830 and $31,824, respectively. The Company is attempting to sell its remaining 67.4309% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,938,109 and $2,289,115, respectively.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2010, the Company's cash balances increased $355,479 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Company's cash balances increased $199,638 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $1,042,497 in 2009 to $1,064,992 in 2010 as a result of an increase in total rental and interest income in 2010 and a decrease in LLC administration and property management expenses in 2010, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2010 and 2009, the Company generated cash flow from the sale of real estate of $411,007 and $246,404, respectively.

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

        For the six months ended June 30, 2010 and 2009, the Company declared distributions of $1,089,899 and $1,089,060, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,057,202 and $1,057,398 and the Managing Members received distributions of $32,697 and $31,662 for the periods, respectively.

         During  the  first  six  months  of  2009,  the  Company
distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2010, two Limited Members redeemed a total of
46.92 Units for $29,702 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. In prior years, 8 Limited Members redeemed a total of 415.48 Units for $305,680. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $918 in 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

      Small Business Issuer Purchases of Equity Securities
                                                              Maximum
                                           Total Number of    Number of
                                           Units Purchased    Units that May
                 Total Number   Average    as Part of         Yet Be Purchased
                   of Units    Price Paid  Publicly Announced Under the Plans
Period            Purchased    per Unit    Plans or Programs  or Programs

4/1/10 to 4/30/10    46.92      $633.02        462.41(1)            (2)

5/1/10 to 5/31/10       --          --             --               --

6/1/10 to 6/30/10       --          --             --               --

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


Dated:  August 11, 2010       AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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