Form 10-Q
period 2010-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2010-11-12
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                 2010            2009
CURRENT ASSETS:
   Cash                                      $ 1,983,871     $ 1,410,759

INVESTMENTS IN REAL ESTATE:
  Land                                        10,618,109      10,618,109
  Buildings and Equipment                     22,476,027      22,476,027
  Accumulated Depreciation                    (4,639,726)     (3,960,807)
                                              -----------     -----------
                                              28,454,410      29,133,329
  Real Estate Held for Sale                    1,749,069       2,289,115
                                              -----------     -----------
      Net Investments in Real Estate          30,203,479      31,422,444
                                              -----------     -----------
           Total  Assets                     $32,187,350     $32,833,203
                                              ===========     ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    57,638     $    89,328
  Distributions Payable                          544,949         544,950
  Unearned Rent                                   13,011          76,536
                                              -----------     -----------
      Total Current Liabilities                  615,598         710,814
                                              -----------     -----------
MEMBERS' EQUITY:
  Managing Members                                   725             859
  Limited Members, $1,000 per Unit;
    50,000 Units authorized; 42,435 Units issued;
    41,972 and 42,019 Units outstanding in
    2010 and 2009, respectively               31,571,027      32,121,530
                                              -----------     -----------
      Total Members' Equity                   31,571,752      32,122,389
                                              -----------     -----------
       Total Liabilities and Members' Equity $32,187,350     $32,833,203
                                              ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended      Nine Months Ended
                               9/30/10      9/30/09    9/30/10       9/30/09

RENTAL INCOME               $  624,200   $  609,320   $1,869,575   $1,829,820

EXPENSES:
  LLC Administration -
    Affiliates                  94,235       82,918      270,522      255,348
  LLC Administration and
    Property Management  -
    Unrelated Parties           11,811        9,907       41,976      110,438
  Depreciation                 223,232      205,266      678,919      615,798
                             ----------   ----------   ----------   ----------
      Total Expenses           329,278      298,091      991,417      981,584
                             ----------   ----------   ----------   ----------

OPERATING INCOME               294,922      311,229      878,158      848,236

OTHER INCOME:
  Interest Income                4,147        2,271       10,916        5,636
                             ----------   ----------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  299,069      313,500      889,074      853,872

Income from
  Discontinued Operations       71,929      121,057      225,758      288,556
                             ----------   ----------   ----------   ----------
NET INCOME                  $  370,998   $  434,557   $1,114,832   $1,142,428
                             ==========   ==========   ==========   ==========
NET INCOME ALLOCATED:
  Managing Members          $   16,596   $   16,959   $   49,830   $   48,799
  Limited Members              354,402      417,598    1,065,002    1,093,629
                             ----------   ----------   ----------   ----------
                            $  370,998   $  434,557   $1,114,832   $1,142,428
                             ==========   ==========   ==========   ==========
NET INCOME PER LLC UNIT:
  Continuing Operations     $     6.91   $     7.24   $    20.54   $    19.71
  Discontinued Operations         1.53         2.70         4.82         6.32
                             ----------   ----------   ----------   ----------
       Total                $     8.44   $     9.94   $    25.36   $    26.03
                             ==========   ==========   ==========   ==========
Weighted Average Units Outstanding -
  Basic and Diluted             41,972       42,019       41,988       42,019
                             ==========   ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,114,832    $ 1,142,428

  Adjustments To Reconcile Net Income to Net Cash
  Provided By Operating Activities:
     Depreciation                                    678,919        615,798
     Gain on Sale of Real Estate                     (90,911)      (114,685)
     Decrease in Receivables                               0          2,833
     Decrease in Payable to
        AEI Fund Management, Inc.                    (31,690)        (6,226)
     Decrease in Unearned Rent                       (63,525)       (17,631)
                                                  -----------    -----------
       Total Adjustments                             492,793        480,089
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                     1,607,625      1,622,517
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                  630,957        555,272
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to  Members                  (1,634,850)    (1,634,212)
  Redemption Payments                                (30,620)             0
                                                  -----------    -----------
       Net Cash Used For
        Financing Activities                      (1,665,470)    (1,634,212)
                                                  -----------    -----------

NET INCREASE IN CASH                                 573,112        543,577

CASH, beginning of period                          1,410,759        808,826
                                                  -----------    -----------
CASH, end of period                              $ 1,983,871    $ 1,352,403
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2008  $    188   $33,008,473  $33,008,661    42,019.28

   Distributions Declared    (48,010)   (1,585,999)  (1,634,009)

  Net Income                  48,799     1,093,629    1,142,428
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2009 $    977   $32,516,103  $32,517,080    42,019.28
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2009  $    859   $32,121,530  $32,122,389    42,019.28

   Distributions Declared    (49,046)   (1,585,803)  (1,634,849)

  Redemption Payments           (918)      (29,702)     (30,620)      (46.92)

  Net Income                  49,830     1,065,002    1,114,832
                             --------   -----------  -----------  -----------

BALANCE, September 30, 2010 $    725   $31,571,027  $31,571,752    41,972.36
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(4)  Investments in Real Estate -

     On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $64,680 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.


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

     During the first nine months of 2010, the Company sold an additional 18.7894% of the Applebee's restaurant in
     Macedonia, Ohio, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $630,957, which resulted in a net gain of $90,911. The cost and related accumulated depreciation of the interests sold was $589,009 and $48,963, respectively. The Company is attempting to sell its remaining 60.8538% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,749,069 and $2,289,115, respectively.

     During the first nine months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended     Nine Months Ended
                                 9/30/10     9/30/09   9/30/10     9/30/09

 Rental Income                  $ 41,574   $ 54,814   $ 136,049  $ 174,321
 Property Management Expenses       (555)      (151)     (1,202)      (450)
 Gain on Disposal of Real Estate  30,910     66,394      90,911    114,685
                                 --------   --------   ---------  ---------
 Income from
   Discontinued Operations      $ 71,929   $121,057   $ 225,758  $ 288,556
                                 ========   ========   =========  =========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Fair Value Measurements -

     As of September 30, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Company recognized rental income from continuing operations of $1,869,575 and $1,829,820, respectively. In 2010, rental income increased mainly due to rent increases on five properties.

       For the nine months ended September 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $270,522 and $255,348, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $41,976 and $110,438, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The decrease in these expenses in 2010, when compared to 2009, was mainly due to a one-time charge for additional state income taxes paid in 2009.

        For the nine months ended September 30, 2010 and 2009, depreciation expense was $678,919 and $615,798, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Company recognized interest income of $10,916 and $5,636, respectively. In 2010 interest income increased due to the Company having more money invested in a money market account due to property sales.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Company recognized income from discontinued operations of $225,758 representing rental income less property management expenses of $134,847 and gain on disposal of real estate of $90,911. For the nine months ended September 30, 2009, the Company recognized income from discontinued operations of $288,556 representing rental income less property management expenses of $173,871 and gain on disposal of real estate of $114,685.

        During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively.

        During the first nine months of 2010, the Company sold an additional 18.7894% of the Applebee's restaurant in Macedonia, Ohio, in three separate transactions, to unrelated third parties. The Company received total net sale proceeds of $630,957, which resulted in a net gain of $90,911. The cost and related accumulated depreciation of the interests sold was $589,009 and $48,963, respectively. The Company is attempting to sell its remaining 60.8538% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,749,069 and $2,289,115, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Company's cash balances increased $573,112 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Company's cash balances increased $543,577 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $1,622,517 in 2009 to $1,607,625 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2010 and a decrease in LLC administration and property management expenses in 2010.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2010 and 2009, the Company generated cash flow from the sale of real estate of $630,957 and $555,272, respectively. Subsequent to September 30, 2010, the Partnership purchased a property as it reinvested cash generated from property sales.

        On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $64,680 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

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

       For the nine months ended September 30, 2010 and 2009, the Company declared distributions of $1,634,849 and $1,634,009, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,585,803 and $1,585,999 and the Managing Members received distributions of $49,046 and $48,010 for the periods, respectively.

        During the first nine months of 2009, the Company distributed $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $1.19 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 1, 2010, two Limited Members redeemed a total of
46.92 Units for $29,702 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. In prior years, eight Limited Members redeemed a total of 415.48 Units for $305,680. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $918 in 2010.

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


Dated:  November 10, 2010     AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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