Form 10-K
period 2010-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2011-03-28
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]      Accelerated filer [ ]
   Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).    Yes [ ]  No [X]

As of June 30, 2010, there were 41,972.357 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $41,972,357.

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

ITEM 1.   BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

        As of December 31, 2007, the Company owned interests in fourteen properties with a total original cost of $35,090,210. During the years ended December 31, 2008, 2009 and 2010, the Company sold partial interests in one property and received net sale proceeds of $191,947, $555,272 and $1,571,988, which resulted  in  net  gains  of  $47,438,  $114,685,  and  $218,688, respectively. During 2007 and 2008, the Company expended $4,050,434 to purchase one additional property as it reinvested cash generated from property sales. On March 12, 2008, the Company sold a partial interest in this property at its cost to an affiliated fund for $923,833. After the sale, the Company's investment in this property was $3,126,601. During 2010, the Company expended $771,868 to purchase one additional property as it reinvested cash generated from property sales. As of December 31, 2010, the Company owned interests in fifteen properties with a total original cost of $34,886,661.

Major Tenants

        During 2010, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 71% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2010.

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Johnny Carino's Restaurant
 Lake Charles, LA                    Kona Restaurant
 (50%)           12/9/03  $1,146,533   Group, Inc.    $  83,034   $25.43

Jared Jewelry Store
 Madison Heights, MI                    Sterling
 (21%)            2/6/04  $  852,592  Jewelers Inc.   $  72,095   $56.58


ITEM 2.   PROPERTIES.  (Continued)

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Applebee's Restaurant
 Macedonia, OH
 (32.5589%)      4/30/04  $1,020,657 Apple Ohio, LLC  $  83,538  $47.51

Jared Jewelry Store
 Auburn Hills, MI                        Sterling
 (60%)           1/14/05  $2,199,067   Jewelers Inc.  $ 169,158  $48.95

Tractor Supply Store                  Tractor Supply
 Marion, IN       2/9/05  $2,939,385     Company      $ 225,765  $11.82

CarMax Auto Superstore
 Lithia Springs, GA                    CarMax Auto
 (45%)           3/18/05  $4,242,438 Superstores, Inc.$ 329,144  $38.01

Johnny Carino's Restaurant          Kona Restaurant
 Pueblo, CO      6/20/05  $2,291,218  Group, Inc.     $ 140,932  $20.93

Tractor Supply Store                 Tractor Supply
 Yankton, SD    10/25/05  $2,265,936    Company       $ 174,936  $ 9.09

Jared Jewelry Store
 Concord, NH     12/1/05  $4,157,634  Sterling Inc.   $ 315,144  $53.70

Jared Jewelry Store                     Sterling
 Aurora, IL     12/16/05  $4,271,332  Jewelers Inc.   $ 336,987  $55.69

Sports Authority Store
 Wichita, KS
 (60%)          12/22/05  $3,346,155 TSA Stores, Inc. $ 306,997  $ 9.79

Advance Auto Parts Store             Advance Stores
 Brownsville, TX 2/17/06  $1,585,269 Company, Inc.    $ 109,973  $15.98

Advance Auto Parts Store
 Indianapolis, IN                    Advance Stores
 (35%)          12/21/06  $  669,976  Company, Inc.   $  46,937  $19.16

Dick's Sporting Goods Store
 Fredericksburg, VA                  Dick's Sporting
 (27%)            5/8/08  $3,126,601   Goods, Inc.    $ 219,455  $16.69

Scott & White Clinic
 College Station, TX                   Scott & White
 (21%)          10/20/10  $  771,868(1) Healthcare    $  64,680  $22.24

(1)Does not include acquisition costs that were expensed.


ITEM 2. PROPERTIES.  (Continued)

        The  properties  listed above with  a  partial  ownership
percentage  are  owned  with the following  affiliated  entities:
Johnny Carino's restaurant in Lake Charles, Louisiana (AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); and Scott & White Clinic (AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership). The remaining interest in the Applebee's restaurant is owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes, except for properties purchased after January 1, 2009. For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

        At December 31, 2010, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 1,141 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $66,462 and $64,359 were made to the Managing Members and $2,220,103 and $2,114,600 were made to the Limited Members for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $105,700 and $50,000 in 2010 and 2009, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2010, the Company did not purchase any Units.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2010, the Company's Units were valued at $814. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2010 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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


Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the years ended December 31, 2010 and 2009, the Company recognized rental income from continuing operations of $2,513,177 and $2,439,142, respectively. In 2010, rental income increased mainly due to additional rent received from one property acquisition in 2010 and rent increases on six properties. Based on the scheduled rent for the properties owned as of February 28, 2011, the Company expects to recognize rental income from continuing operations of approximately $2,598,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $378,628 and $371,797, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $48,506 and $117,796, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The decrease in these expenses in 2010, when compared to 2009, was mainly due to a one-time charge for additional state income taxes paid in 2009.

       For the year ended December 31, 2010, the Company incurred property acquisition expenses of $16,922 related to the purchase of the Scott & White Clinic.

         For the years ended December 31, 2010 and 2009, depreciation expense was $907,277 and $1,005,040, respectively. In 2009, depreciation expense was higher as a result of reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009. At the time of reclassification, the Company recognized $183,978 of additional depreciation expense that represented the amount of depreciation that would have been recognized if the property had not been classified as Real Estate Held for Sale. This amount represented two years of depreciation expense for the property.

        For the years ended December 31, 2010 and 2009, the Company recognized interest income of $14,703 and $8,508, respectively. In 2010 interest income increased due to the Company having more money invested in a money market account due to property sales.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Company recognized income from discontinued operations of $386,892 representing rental income less property management expenses of $168,204 and gain on disposal of real estate of $218,688. For the year ended December 31, 2009, the Company recognized income from discontinued operations of $339,670 representing rental income less property management expenses of $224,985 and gain on disposal of real estate of $114,685.

        During the second and third quarter of 2009, the Company sold 15.329% of the Applebee's restaurant in Macedonia, Ohio, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $555,272, which resulted in a net gain of $114,685. The cost and related accumulated depreciation of the interests sold was $480,533 and $39,946, respectively.

        During 2010, the Company sold an additional 47.0843% of the Applebee's restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688. The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively. The Company is attempting to sell its remaining 32.5589% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $935,815 and $2,289,115, respectively.

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

Liquidity and Capital Resources

        During the year ended December 31, 2010, the Company's cash balances increased $799,072 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2009, the Company's cash balances increased $601,933 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $2,225,822 in 2009 to $2,209,370 in 2010 as a result of $16,922 of acquisition expenses related to the purchase of real estate in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2010 and a decrease in LLC administration and property management expenses in 2010. Pursuant to new accounting guidance, the acquisition expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2010 and 2009, the Company generated cash flow from the sale of real estate of $1,571,988 and $555,272, respectively. During the year ended December 31, 2010, the Company expended $771,868 to invest in real properties as the Company reinvested cash generated from property sales.

        On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $64,680 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

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

        For the years ended December 31, 2010 and 2009, the Company declared distributions of $2,286,565 and $2,178,959, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,220,103 and $2,114,600 and the Managing Members received distributions of $66,462 and $64,359 for the periods, respectively. In December 2010, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in higher distributions in 2010 and a higher distribution payable at December 31, 2010.

       During 2010 and 2009, the Company distributed $106,768 and $50,505 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 and $1.19 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2010, two Limited Members redeemed a total of 46.92 Units for $29,702 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. In prior years, eight Limited Members redeemed a total of 415.48 Units for $305,680. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $918 in 2010.

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






                 AEI INCOME & GROWTH FUND 25 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2010          2009
CURRENT ASSETS:
  Cash                                             $ 2,209,831  $ 1,410,759

INVESTMENTS IN REAL ESTATE:
  Land                                              10,774,559   10,618,109
  Buildings and Equipment                           23,091,445   22,476,027
  Accumulated Depreciation                          (4,868,084)  (3,960,807)
                                                    -----------  -----------
                                                    28,997,920   29,133,329
  Real Estate Held for Sale                            935,815    2,289,115
                                                    -----------  -----------
      Net Investments in Real Estate                29,933,735   31,422,444
                                                    -----------  -----------
           Total  Assets                           $32,143,566  $32,833,203
                                                    ===========  ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    82,853  $    89,328
  Distributions Payable                                651,717      544,950
  Unearned Rent                                         40,353       76,536
                                                    -----------  -----------
      Total Current Liabilities                        774,923      710,814
                                                    -----------  -----------
MEMBERS' EQUITY:
  Managing Members                                       1,925          859
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   41,972 and 42,019 Units outstanding in
   2010 and 2009, respectively                      31,366,718   32,121,530
                                                    -----------  -----------
      Total Members' Equity                         31,368,643   32,122,389
                                                    -----------  -----------
        Total Liabilities and Members' Equity      $32,143,566  $32,833,203
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2010          2009

RENTAL INCOME                                     $ 2,513,177   $ 2,439,142

EXPENSES:
  LLC Administration - Affiliates                     378,628       371,797
  LLC Administration and Property
     Management - Unrelated Parties                    48,506       117,796
  Property Acquisition                                 16,922             0
  Depreciation                                        907,277     1,005,040
                                                   -----------   -----------
      Total Expenses                                1,351,333     1,494,633
                                                   -----------   -----------

OPERATING INCOME                                    1,161,844       944,509

OTHER INCOME:
  Interest Income                                      14,703         8,508
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   1,176,547       953,017

Income from Discontinued Operations                   386,892       339,670
                                                   -----------   -----------
NET INCOME                                        $ 1,563,439   $ 1,292,687
                                                   ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                $    68,446   $    65,030
  Limited Members                                   1,494,993     1,227,657
                                                   -----------   -----------
                                                  $ 1,563,439   $ 1,292,687
                                                   ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $     27.18   $     22.00
  Discontinued Operations                                8.43          7.22
                                                   -----------   -----------
       Total                                      $     35.61   $     29.22
                                                   ===========   ===========
Weighted Average Units Outstanding-Basic and Diluted   41,984        42,019
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                         2010        2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 1,563,439  $ 1,292,687

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        907,277    1,005,040
     Gain on Sale of Real Estate                        (218,688)    (114,685)
     Decrease in Receivables                                   0        2,833
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         (6,475)      11,146
     Increase (Decrease) in Unearned Rent                (36,183)      28,801
                                                      -----------  -----------
       Total Adjustments                                 645,931      933,135
                                                      -----------  -----------
       Net Cash Provided By
           Operating Activities                        2,209,370    2,225,822
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                            (771,868)           0
  Proceeds from Sale of Real Estate                    1,571,988      555,272
                                                      -----------  -----------
       Net Cash Provided By
           Investing Activities                          800,120      555,272
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                       (2,179,798)  (2,179,161)
  Redemption Payments                                    (30,620)           0
                                                      -----------  -----------
       Net Cash Used For
         Financing Activities                         (2,210,418)  (2,179,161)
                                                      -----------  -----------

NET INCREASE IN CASH                                     799,072      601,933

CASH, beginning of year                                1,410,759      808,826
                                                      -----------  -----------
CASH, end of year                                    $ 2,209,831  $ 1,410,759
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                              Managing    Limited                  Units
                              Members     Members      Total    Outstanding


BALANCE, December 31, 2008  $    188   $33,008,473  $33,008,661   42,019.28

  Distributions Declared     (64,359)   (2,114,600)  (2,178,959)

  Net Income                  65,030     1,227,657    1,292,687
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2009       859    32,121,530   32,122,389   42,019.28

  Distributions Declared     (66,462)   (2,220,103)  (2,286,565)

  Redemption Payments           (918)      (29,702)     (30,620)     (46.92)

  Net Income                  68,446     1,494,993    1,563,439
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2010  $  1,925   $31,366,718  $31,368,643   41,972.36
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Cash Concentrations of Credit Risk

       The   Company's   cash  is  deposited  in  one   financial
       institution  and at times during the year  it  may  exceed
       FDIC insurance limits.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of   business.    The  Company  performs  ongoing   credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Company determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

       Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting.

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


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.

     Fair Value Measurements

       As of December 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Johnny Carino's restaurant in Lake Charles, Louisiana (50% - AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (21% - AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (60% - AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (45% - AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (60% - AEI Income & Growth Fund 26
     LLC); Advance Auto Parts store in Indianapolis, Indiana (35%
     - AEI Income & Growth Fund XXII Limited Partnership); Dick's Sporting Goods store (27% - AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); and Scott & White Clinic (21% - AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership).

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:

                                                         2010        2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating with the Limited Members.              $ 378,628  $ 371,797
                                                        ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $829 and $422 of expenses related to
  Discontinued Operations in 2010 and 2009,
  respectively.                                        $  49,335  $ 118,218
                                                        ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.              $  16,922  $       0
                                                        ========   ========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.           $  82,555  $  25,147
                                                        ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Lake Charles, Louisiana was constructed and acquired in 2003. The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004. The Applebee's restaurant was constructed in 1994 and acquired in 2004. The land for the Johnny Carino's restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005. The Tractor Supply Company store in Marion, Indiana and the Jared Jewelry store in Concord, New Hampshire were constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005. The Advance Auto Parts stores were constructed in 2005 and acquired in 2006. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008. The Scott & White Clinic was constructed and acquired in 2010. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2010  are   as
     follows:
                                        Buildings and            Accumulated
Property                           Land   Equipment     Total    Depreciation

Johnny Carino's,
 Lake Charles, LA            $   305,000 $   841,533 $  1,146,533 $  274,589
Jared Jewelry,
 Madison Heights, MI             323,259     529,333      852,592    145,565
Jared Jewelry, Auburn Hills, MI  421,489   1,777,578    2,199,067    423,655
Tractor Supply, Marion, IN       217,920   2,721,465    2,939,385    639,546
CarMax Auto Superstore,
  Lithia Springs, GA           1,834,445   2,407,993    4,242,438    557,853
Johnny Carino's, Pueblo, CO      627,314   1,663,904    2,291,218    447,150
Tractor Supply, Yankton, SD      351,221   1,914,715    2,265,936    398,901
Jared Jewelry, Concord, NH     1,061,663   3,095,971    4,157,634    629,515
Jared Jewelry, Aurora, IL      2,243,623   2,027,709    4,271,332    408,918
Sports Authority, Wichita, KS  1,046,434   2,299,721    3,346,155    463,772
Advance Auto Parts,
 Brownsville, TX                 292,522   1,292,747    1,585,269    252,086
Advance Auto Parts,
  Indianapolis, IN               289,661     380,315      669,976     61,486
Dick's Sporting Goods,
  Fredericksburg, VA           1,603,558   1,523,043    3,126,601    159,920
Scott & White,
 College Station,TX              156,450     615,418      771,868      5,128
                              ----------  ----------   ----------  ---------
                             $10,774,559 $23,091,445  $33,866,004 $4,868,084
                              ==========  ==========   ==========  =========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868. The Company incurred $16,922 of acquisition expenses related to the purchase that were expensed. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $64,680 for the interest purchased.

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $ 2,681,565
                       2012             2,710,549
                       2013             2,722,901
                       2014             2,759,361
                       2015             2,828,928
                       Thereafter      13,581,714
                                       ----------
                                      $27,285,018
                                       ==========

     There were no contingent rents recognized in 2010 and 2009.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                      Industry       2010         2009

     Sterling Jewelers Group       Retail      $  855,962    $  819,184
     Tractor Supply Company        Retail         399,388       387,350
     CarMax Auto Superstores, Inc. Retail         338,195       329,144
     TSA Stores, Inc.              Retail         306,997       306,997
                                                ----------    ----------
     Aggregate rent revenue of major tenants   $1,900,542    $1,842,675
                                                ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                71%           69%
                                                ==========    ==========


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     During 2010, the Company sold an additional 47.0843% of the Applebee's restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688. The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively. The Company is attempting to sell its remaining 32.5589% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $935,815 and $2,289,115, respectively.

     During 2010 and 2009, the Company distributed $106,768 and $50,505 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions, which represented a return of capital of $2.52 and $1.19 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended December 31:

                                               2010         2009

     Rental Income                          $ 169,033   $ 225,407
     Property Management Expenses                (829)       (422)
     Gain on Disposal of Real Estate          218,688     114,685
                                             ---------   --------
        Income from Discontinued Operations $ 386,892   $ 339,670
                                             =========   ========

(7)  Members' Capital -

     For the years ended December 31, 2010 and 2009, the Company declared distributions of $2,286,565 and $2,178,959, respectively. The Limited Members received distributions of $2,220,103 and $2,114,600 and the Managing Members received distributions of $66,462 and $64,359 for the years, respectively. The Limited Members' distributions represent $52.88 and $50.32 per LLC Unit outstanding using 41,984 and 42,019 weighted average Units in 2010 and 2009, respectively. The distributions represent $34.90 and $29.22 per Unit of Net Income and $17.98 and $21.10 per Unit of return of contributed capital in 2010 and 2009, respectively.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(7)  Members' Capital - (Continued)

     As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $105,700 and $50,000 in 2010 and 2009, respectively.

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

     During 2010, two Limited Members redeemed a total of 46.92 Units for $29,702 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $918 in 2010.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Operating Agreement, is $1,011.02 per original $1,000 invested.


                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2010         2009

     Net Income for Financial Reporting Purposes    $1,563,439   $1,292,687

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes    276,301      362,178

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes          (36,183)      28,801

     Acquisition Costs Expensed for Financial Reporting
       Purposes,  Capitalized  for  Tax  Purposes       16,922            0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes       (2,231)      (7,856)
                                                     ----------   ----------
           Taxable Income to Members                $1,818,248   $1,675,810
                                                     ==========   ==========

     The  following  is a reconciliation of Members'  Equity  for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:
                                                       2010         2009

     Members' Equity for Financial Reporting Purposes $31,368,643 $32,122,389

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  1,622,104   1,331,112

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes         40,353      76,536

     Syndication Costs Treated as Reduction of
       Capital  for Financial Reporting Purposes        6,015,670   6,015,670
                                                       ----------  ----------
     Members' Equity for Tax Reporting Purposes       $39,046,770 $39,545,707
                                                       ==========  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. ("AFM"), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2010, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method       Inception (June 24, 2002)
Compensation                 of Compensation          To December 31, 2010

AEI Securities, Inc. Selling Commissions equal to 10% of    $4,240,243
                     proceeds, most of which were reallowed
                     to Participating Dealers.

Managing Members     Reimbursement at Cost for other        $1,805,502
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all          $  644,266
and Affiliates       Acquisition Expenses.

Managing Members     Reimbursement at Cost for providing    $2,418,729
Affiliates           administrative services to the Fund,
                     including all expenses related to
                     management of the Fund's properties
                     and all other transfer agency,
                     reporting, partner relations and other
                     administrative functions.

Managing Members     Reimbursement at Cost for providing    $  274,216
and Affiliates       services related to the disposition
                     of the Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal year.$  412,640


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method       Inception (June 24, 2002)
Compensation                 of Compensation          To December 31, 2010

Managing Members     1% of distributions of Net Proceeds of $    8,502
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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  18,270   $  17,925
     Audit-Related Fees                           0           0
     Tax Fees                                     0           0
      All Other Fees                              0           0
                                           ---------   ---------
         Total Fees                       $  18,270   $  17,925
                                           =========   =========


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


                               AEI INCOME & GROWTH FUND 25
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 25, 2011                 By: /s/ ROBERT P JOHNSON
                                       Robert P.Johnson,
                                       President and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                        Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 25, 2011
   Robert P.Johnson  and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer and Treasurer    March 25, 2011
   Patrick W.Keene   (Principal Accounting Officer)