Form 10-Q
period 2011-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2011-05-13
CIK 1185198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


                 AEI INCOME & GROWTH FUND 25 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 25 LLC
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                       2011          2010
CURRENT ASSETS:
   Cash                                            $ 2,109,519   $ 2,209,831

INVESTMENTS IN REAL ESTATE:
  Land                                              10,774,559    10,774,559
  Buildings and Equipment                           23,091,445    23,091,445
  Accumulated Depreciation                          (5,097,470)   (4,868,084)
                                                    -----------   -----------
                                                    28,768,534    28,997,920
  Real Estate Held for Sale                            935,815       935,815
                                                    -----------   -----------
      Net Investments in Real Estate                29,704,349    29,933,735
                                                    -----------   -----------
           Total  Assets                           $31,813,868   $32,143,566
                                                    ===========   ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    95,815   $    82,853
  Distributions Payable                                544,949       651,717
  Unearned Rent                                          6,962        40,353
                                                    -----------   -----------
      Total Current Liabilities                        647,726       774,923
                                                    -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                      (4,150)        1,925
  Limited Members, $1,000 per Unit;
   50,000 Units authorized; 42,435 Units issued;
   41,972 Units outstanding                         31,170,292    31,366,718
                                                    -----------   -----------
      Total Members' Equity                         31,166,142    31,368,643
                                                    -----------   -----------
        Total Liabilities and Members' Equity      $31,813,868   $32,143,566
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2011         2010

RENTAL INCOME                                      $   649,265   $   616,676

EXPENSES:
  LLC Administration - Affiliates                       89,663        86,237
  LLC Administration and Property
     Management - Unrelated Parties                     13,096        10,384
  Depreciation                                         229,386       228,263
                                                    -----------   -----------
      Total Expenses                                   332,145       324,884
                                                    -----------   -----------

OPERATING INCOME                                       317,120       291,792

OTHER INCOME:
  Interest Income                                        4,444         3,126
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      321,564       294,918

Income from Discontinued Operations                     20,884        77,273
                                                    -----------   -----------
NET INCOME                                         $   342,448   $   372,191
                                                    ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                 $    10,273   $    15,719
  Limited Members                                      332,175       356,472
                                                    -----------   -----------
                                                   $   342,448   $   372,191
                                                    ===========   ===========
NET INCOME PER LLC UNIT:
   Continuing Operations                           $      7.43   $      6.81
   Discontinued Operations                                 .48          1.67
                                                    -----------   -----------
         Total                                     $      7.91   $      8.48
                                                    ===========   ===========
Weighted Average Units Outstanding - Basic and Diluted  41,972        42,019
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2011         2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   342,448   $   372,191

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      229,386       228,263
     Gain on Sale of Real Estate                             0       (28,180)
     Increase in Payable to
        AEI Fund Management, Inc.                       12,962         1,149
     Decrease in Unearned Rent                         (33,391)      (47,707)
                                                    -----------   -----------
       Total Adjustments                               208,957       153,525
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        551,405       525,716
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                          0       199,600
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                       (651,717)     (544,950)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                       (100,312)      180,366

CASH, beginning of period                            2,209,831     1,410,759
                                                    -----------   -----------
CASH, end of period                                $ 2,109,519   $ 1,591,125
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 25 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2009 $    859    $32,121,530   $32,122,389   42,019.28

  Distributions Declared    (16,349)      (528,601)     (544,950)

  Net Income                 15,719        356,472       372,191
                            --------    -----------   -----------  ----------
BALANCE, March 31, 2010    $    229    $31,949,401   $31,949,630   42,019.28
                            ========    ===========   ===========  ==========


BALANCE, December 31, 2010 $  1,925    $31,366,718   $31,368,643   41,972.36

  Distributions Declared    (16,348)      (528,601)     (544,949)

  Net Income                 10,273        332,175       342,448
                            --------    -----------   -----------  ----------
BALANCE, March 31, 2011    $ (4,150)   $31,170,292   $31,166,142   41,972.36
                            ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 25 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

(5)  Discontinued Operations -

     During 2010, the Company sold 47.0843% of the Applebee's restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688. The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively. For the three months ended March 31, 2011, the net gain was $28,180.

     On April 20, 2011, the Company sold an additional 6.5771% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of approximately $223,000, which resulted in a net gain of approximately $34,000. The cost and related accumulated depreciation of the interest sold was $206,179 and $17,139, respectively. The Company is attempting to sell its remaining 25.9818% interest in the property. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $935,815.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                  2011         2010

     Rental Income                            $  20,884   $  49,628
     Property Management Expenses                     0        (535)
     Gain on Disposal of Real Estate                  0      28,180
                                               ---------   ---------
     Income from Discontinued Operations      $  20,884   $  77,273
                                               =========   =========

(6)  Fair Value Measurements

     As of March 31, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Company recognized rental income from continuing operations of $649,265 and $616,676, respectively. In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and rent increases on five properties. Based on the scheduled rent for the properties owned as of April 30, 2011, the Company expects to recognize rental income from continuing operations of approximately $2,598,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $89,663 and $86,237, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,096 and $10,384, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2011 and 2010, the Company recognized interest income of $4,444 and $3,126, respectively. In 2011, interest income increased due to the Company having more money invested in a money market account due to property sales.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2011, the Company recognized income from discontinued operations of $20,884 representing rental income. For the three months ended March 31, 2010, the Company recognized income from discontinued operations of $77,273 representing rental income less property management expenses of $49,093 and gain on disposal of real estate of $28,180.

        During 2010, the Company sold 47.0843% of the Applebee's restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688. The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively. For the three months ended March 31, 2011, the net gain was $28,180.

        On April 20, 2011, the Company sold an additional 6.5771% of the Applebee's restaurant in Macedonia, Ohio to an unrelated third party. The Company received net sale proceeds of approximately $223,000, which resulted in a net gain of approximately $34,000. The cost and related accumulated depreciation of the interest sold was $206,179 and $17,139, respectively. The Company is attempting to sell its remaining
25.9818% interest in the property. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $935,815.


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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Company's cash balances decreased $100,312 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2010, the Company's cash balances increased $180,366 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $525,716 in 2010 to $551,405 in 2011 as a result of an increase in total rental and interest income in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2011.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2011 and 2010, the Company declared distributions of $544,949 and $544,950, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $528,601 and $528,601 and the Managing Members received distributions of $16,348 and $16,349 for the periods, respectively. In December 2010, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in a higher distribution payable at December 31, 2010.

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

       During the first three months of 2011, the Company did not redeem any Units from the Limited Members. On April 1, 2010, two Limited Members redeemed a total of 46.92 Units for $29,702 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, eight Limited Members redeemed a total of 415.48 Units for $305,680. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $918 in 2010.

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


Dated:  May 12, 2011          AEI Income & Growth Fund 25 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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