Form 10-Q
period 2011-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2011-08-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-50609

AEI INCOME & GROWTH FUND 25 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	75-3074973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$2,592,823	$2,209,831

Real Estate Held for Investment:
Land	10,774,559	10,774,559
Buildings and Equipment	23,091,445	23,091,445
Accumulated Depreciation	(5,326,856)	(4,868,084)
Real Estate Held for Investment, Net	28,539,148	28,997,920
Real Estate Held for Sale	519,931	935,815
Total Real Estate	29,059,079	29,933,735
Total Assets	$31,651,902	$32,143,566

LIABILITIES AND MEMBERS’ EQUITY

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$93,468	$82,853
Distributions Payable	544,949	651,717
Unearned Rent	22,811	40,353
Total Current Liabilities	661,228	774,923

Members’ Equity (Deficit):
Managing Members	616	1,925
Limited Members, $1,000 per Unit; 50,000 Units authorized; 42,435 Units issued; 41,929 and 41,972 Units outstanding in 2011 and 2010, respectively	30,990,058	31,366,718
Total Members’ Equity	30,990,674	31,368,643
Total Liabilities and Members’ Equity	$31,651,902	$32,143,566

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$650,559	$628,699	$1,299,824	$1,245,375

Expenses:
LLC Administration – Affiliates	92,913	90,050	182,576	176,287
LLC Administration and Property Management – Unrelated Parties	23,641	19,781	36,737	30,165
Depreciation	229,386	227,424	458,772	455,687
Total Expenses	345,940	337,255	678,085	662,139

Operating Income	304,619	291,444	621,739	583,236

Other Income:
Interest Income	4,097	3,643	8,541	6,769

Income from Continuing Operations	308,716	295,087	630,280	590,005

Income from Discontinued Operations	89,068	76,556	109,952	153,829

Net Income	$397,784	$371,643	$740,232	$743,834

Net Income Allocated:
Managing Members	$21,963	$17,515	$32,236	$33,234
Limited Members	375,821	354,128	707,996	710,600
Total	$397,784	$371,643	$740,232	$743,834

Income per LLC Unit:
Continuing Operations	$7.14	$6.82	$14.57	$13.63
Discontinued Operations	1.82	1.62	2.31	3.29
Total	$8.96	$8.44	$16.88	$16.92

Weighted Average Units Outstanding – Basic and Diluted	41,929	41,972	41,951	41,996

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$740,232	$743,834

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	458,772	455,687
Gain on Sale of Real Estate	(73,257)	(60,001)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,615	(29,731)
Increase (Decrease) in Unearned Rent	(17,542)	(44,797)
Total Adjustments	378,588	321,158
Net Cash Provided By Operating Activities	1,118,820	1,064,992

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	489,141	411,007

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,196,666)	(1,089,900)
Redemption Payments	(28,303)	(30,620)
Net Cash Used For Financing Activities	(1,224,969)	(1,120,520)

Net Increase (Decrease) in Cash	382,992	355,479

Cash, beginning of period	2,209,831	1,410,759

Cash, end of period	$2,592,823	$1,766,238

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$859	$32,121,530	$32,122,389	42,019.28

Distributions Declared	(32,697)	(1,057,202)	(1,089,899)

Redemption Payments	(918)	(29,702)	(30,620)	(46.92)

Net Income	33,234	710,600	743,834

Balance, June 30, 2010	$478	$31,745,226	$31,745,704	41,972.36

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(32,696)	(1,057,202)	(1,089,898)

Redemption Payments	(849)	(27,454)	(28,303)	(42.99)

Net Income	32,236	707,996	740,232

Balance, June 30, 2011	$616	$30,990,058	$30,990,674	41,929.37

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

(2)  Organization –

AEI Income & Growth Fund 25 LLC (“Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants.  The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member.  Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(2)  Organization – (Continued)

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

(3)  Investments in Real Estate –

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

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.  For the six months ended June 30, 2010, the net gain was $60,001.

During 2011, the Company sold an additional 14.4695% of the Applebee’s restaurant in Macedonia, Ohio, in three separate transactions, to unrelated third parties.  The Company received net sale proceeds of $489,141, which resulted in a net gain of $73,257.  The cost and related accumulated depreciation of the interests sold was $453,589 and $37,705, respectively.  The Company is attempting to sell its remaining 18.0894% interest in the property.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $519,931 and $935,815, respectively.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$15,925	$44,847	$36,809	$94,475
Property Management Expenses	(114)	(112)	(114)	(647)
Gain on Disposal of Real Estate	73,257	31,821	73,257	60,001
Income from Discontinued Operations	$89,068	$76,556	$109,952	$153,829

(6)  Fair Value Measurements –

As of June 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company’s financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;
—	resolution by the Managing Members of conflicts with which they may be confronted;
—	the success of the Managing Members of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Company operate.

Application of Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Company has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Company recognized rental income from continuing operations of $1,299,824 and $1,245,375, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and rent increases on five properties.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Company expects to recognize rental income from continuing operations of approximately $2,598,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $182,576 and $176,287, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $36,737 and $30,165, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Company recognized interest income of $8,541 and $6,769, respectively.  In 2011, interest income increased due to the Company having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2011, the Company recognized income from discontinued operations of $109,952, representing rental income less property management expenses of $36,695 and gain on disposal of real estate of $73,257.  For the six months ended June 30, 2010, the Company recognized income from discontinued operations of $153,829 representing rental income less property management expenses of $93,828 and gain on disposal of real estate of $60,001.

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.  For the six months ended June 30, 2010, the net gain was $60,001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2011, the Company sold an additional 14.4695% of the Applebee’s restaurant in Macedonia, Ohio, in three separate transactions, to unrelated third parties.  The Company received net sale proceeds of $489,141, which resulted in a net gain of $73,257.  The cost and related accumulated depreciation of the interests sold was $453,589 and $37,705, respectively.  The Company is attempting to sell its remaining 18.0894% interest in the property.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $519,931 and $935,815, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company's cash balances increased $382,992 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2010, the Company's cash balances increased $355,479 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,064,992 in 2010 to $1,118,820 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2011 and an increase in LLC administration and property management expenses in 2011.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2011 and 2010, the Company generated cash flow from the sale of real estate of $489,141 and $411,007, respectively.

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

For the six months ended June 30, 2011 and 2010, the Company declared distributions of $1,089,898 and $1,089,899, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,057,202 and $1,057,202 and the Managing Members received distributions of $32,696 and $32,697 for the periods, respectively.  In December 2010, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in a higher distribution payable at December 31, 2010.

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

On April 1, 2011, two Limited Members redeemed a total of 42.99 Units for $27,454 in accordance with the Operating Agreement.  On April 1, 2010, two Limited Members redeemed a total of 46.92 Units for $29,702 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, eight Limited Members redeemed a total of 415.48 Units for $305,680.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $849 and $918 in 2011 and 2010, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Small Business Issuer Purchases of Equity Securities

			Total Number of Units		Maximum Number
	Total Number	Average	Purchased as Part of		of Units that May Yet
	of Units	Price Paid	Publicly Announced		Be Purchased Under
Period	Purchased	per Unit	Plans or Programs		the Plans or Programs

4/1/11 to 4/30/11	42.99	$638.61	505.40	(1)	(2)

5/1/11 to 5/31/11	--	--	--		--

6/1/11 to 6/30/11	--	--	--		--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2011	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)