Form 10-Q
period 2011-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2011-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$3,040,572	$2,209,831

Real Estate Held for Investment:
Land	10,774,559	10,774,559
Buildings and Equipment	23,091,445	23,091,445
Accumulated Depreciation	(5,556,242)	(4,868,084)
Real Estate Held for Investment, Net	28,309,762	28,997,920
Real Estate Held for Sale	152,440	935,815
Total Real Estate	28,462,202	29,933,735
Total Assets	$31,502,774	$32,143,566

LIABILITIES AND MEMBERS’ EQUITY

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$87,787	$82,853
Distributions Payable	544,949	651,717
Unearned Rent	33,154	40,353
Total Current Liabilities	665,890	774,923

Members’ Equity (Deficit):
Managing Members	1,172	1,925
Limited Members, $1,000 per Unit; 50,000 Units authorized; 42,435 Units issued; 41,929 and 41,972 Units outstanding in 2011 and 2010, respectively	30,835,712	31,366,718
Total Members’ Equity	30,836,884	31,368,643
Total Liabilities and Members’ Equity	$31,502,774	$32,143,566

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$649,825	$624,200	$1,949,649	$1,869,575

Expenses:
LLC Administration – Affiliates	87,225	94,235	269,801	270,522
LLC Administration and Property Management – Unrelated Parties	15,663	11,811	52,400	41,976
Depreciation	229,386	223,232	688,158	678,919
Total Expenses	332,274	329,278	1,010,359	991,417

Operating Income	317,551	294,922	939,290	878,158

Other Income:
Interest Income	4,114	4,147	12,655	10,916

Income from Continuing Operations	321,665	299,069	951,945	889,074

Income from Discontinued Operations	69,494	71,929	179,446	225,758

Net Income	$391,159	$370,998	$1,131,391	$1,114,832

Net Income Allocated:
Managing Members	$16,905	$16,596	$49,141	$49,830
Limited Members	374,254	354,402	1,082,250	1,065,002
Total	$391,159	$370,998	$1,131,391	$1,114,832

Income per LLC Unit:
Continuing Operations	$7.44	$6.91	$22.01	$20.54
Discontinued Operations	1.49	1.53	3.79	4.82
Total	$8.93	$8.44	$25.80	$25.36

Weighted Average Units Outstanding – Basic and Diluted	41,929	41,972	41,944	41,988

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$1,131,391	$1,114,832

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	688,158	678,919
Gain on Sale of Real Estate	(135,269)	(90,911)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	4,934	(31,690)
Increase (Decrease) in Unearned Rent	(7,199)	(63,525)
Total Adjustments	550,624	492,793
Net Cash Provided By Operating Activities	1,682,015	1,607,625

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	918,644	630,957

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,741,615)	(1,634,850)
Redemption Payments	(28,303)	(30,620)
Net Cash Used For Financing Activities	(1,769,918)	(1,665,470)

Net Increase (Decrease) in Cash	830,741	573,112

Cash, beginning of period	2,209,831	1,410,759

Cash, end of period	$3,040,572	$1,983,871

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$859	$32,121,530	$32,122,389	42,019.28

Distributions Declared	(49,046)	(1,585,803)	(1,634,849)

Redemption Payments	(918)	(29,702)	(30,620)	(46.92)

Net Income	49,830	1,065,002	1,114,832

Balance, September 30, 2010	$725	$31,571,027	$31,571,752	41,972.36

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(49,045)	(1,585,802)	(1,634,847)

Redemption Payments	(849)	(27,454)	(28,303)	(42.99)

Net Income	49,141	1,082,250	1,131,391

Balance, September 30, 2011	$1,172	$30,835,712	$30,836,884	41,929.37

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years and initial annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.  For the nine months ended September 30, 2010, the net gain was $90,911.

During the nine months ended September 30, 2011, the Company sold an additional 27.2553% of the Applebee’s restaurant in Macedonia, Ohio, in four separate transactions, to unrelated third parties.  The Company received net sale proceeds of $918,644, which resulted in a net gain of $135,269.  The cost and related accumulated depreciation of the interests sold was $854,398 and $71,023, respectively.

On October 19, 2011, the Company sold its remaining 5.3036% interest in the Applebee’s restaurant in Macedonia, Ohio to an unrelated third party.  The Company received net sale proceeds of approximately $177,400, which resulted in a net gain of approximately $25,000.  The cost and related accumulated depreciation of the interest sold was $166,259 and $13,819, respectively.  At September 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $152,440 and $935,815, respectively.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$7,635	$41,574	$44,444	$136,049
Property Management Expenses	(153)	(555)	(267)	(1,202)
Gain on Disposal of Real Estate	62,012	30,910	135,269	90,911
Income from Discontinued Operations	$69,494	$71,929	$179,446	$225,758

(6)  Fair Value Measurements –

As of September 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Company recognized rental income from continuing operations of $1,949,649 and $1,869,575, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and rent increases on five properties.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Company expects to recognize rental income from continuing operations of approximately $2,635,000 and $2,815,000 in 2011 and 2012, respectively.

For the nine months ended September 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $269,801 and $270,522, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $52,400 and $41,976, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2011 and 2010, the Company recognized interest income of $12,655 and $10,916, respectively.  In 2011, interest income increased due to the Company having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Company recognized income from discontinued operations of $179,446, representing rental income less property management expenses of $44,177 and gain on disposal of real estate of $135,269.  For the nine months ended September 30, 2010, the Company recognized income from discontinued operations of $225,758 representing rental income less property management expenses of $134,847 and gain on disposal of real estate of $90,911.

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.  For the nine months ended September 30, 2010, the net gain was $90,911.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the nine months ended September 30, 2011, the Company sold an additional 27.2553% of the Applebee’s restaurant in Macedonia, Ohio, in four separate transactions, to unrelated third parties.  The Company received net sale proceeds of $918,644, which resulted in a net gain of $135,269.  The cost and related accumulated depreciation of the interests sold was $854,398 and $71,023, respectively.

On October 19, 2011, the Company sold its remaining 5.3036% interest in the Applebee’s restaurant in Macedonia, Ohio to an unrelated third party.  The Company received net sale proceeds of approximately $177,400, which resulted in a net gain of approximately $25,000.  The cost and related accumulated depreciation of the interest sold was $166,259 and $13,819, respectively.  At September 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $152,440 and $935,815, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company's cash balances increased $830,741 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2010, the Company's cash balances increased $573,112 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,607,625 in 2010 to $1,682,015 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2011 and an increase in LLC administration and property management expenses in 2011.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2011 and 2010, the Company generated cash flow from the sale of real estate of $918,644 and $630,957, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years and initial annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

For the nine months ended September 30, 2011 and 2010, the Company declared distributions of $1,634,847 and $1,634,849, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,585,802 and $1,585,803 and the Managing Members received distributions of $49,045 and $49,046 for the periods, respectively.  In December 2010, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in a higher distribution payable at December 31, 2010.

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

Dated: November 11, 2011	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)