Form 10-K
period 2011-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2012-03-30
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Liability Company Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 41,929.367 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $41,929,367.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003.  The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted.  The offering terminated May 12, 2005 when the extended offering period expired.  The Company received subscriptions for 42,434.763 LLC Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.

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

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2008, the Company owned interests in fourteen properties with a total original cost of $36,071,323.  During the years ended December 31, 2009, 2010 and 2011, the Company sold partial interests in one property and received net sale proceeds of $555,272, $1,571,988 and $1,095,688, which resulted in net gains of $114,685, $218,688 and $159,873, respectively.  During 2010 and 2011, the Company expended $771,868 and $2,307,312, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2011, the Company owned interests in fifteen properties with a total original cost of $36,173,316.

Major Tenants

During 2011, four tenants each contributed more than ten percent of the Company's total rental revenue.  The major tenants in aggregate contributed 72% of total rental revenue in 2011.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2012 and future years.  The tenant of the Tractor Supply Company stores will likely not continue to be a major tenant as the Company is attempting to sell one of the properties.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Lake Charles, LA (50%)	12/9/03	$1,146,533	Kona Restaurant Group, Inc.	$84,279	$25.80

Jared Jewelry Store Madison Heights, MI (21%)	2/6/04	$852,592	Sterling Jewelers Inc.	$72,095	$56.59

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067		Sterling Jewelers Inc.	$169,158	$48.95

Tractor Supply Store Marion, IN	2/9/05	$2,939,385		Tractor Supply Company	$225,765	$11.82

CarMax Auto Superstore Lithia Springs, GA (45%)	3/18/05	$4,242,438		CarMax Auto Superstores, Inc.	$329,144	$38.01

Johnny Carino’s Restaurant Pueblo, CO	6/20/05	$2,291,218		Kona Restaurant Group, Inc.	$143,046	$21.25

Tractor Supply Store Yankton, SD	10/25/05	$2,265,936		Tractor Supply Company	$174,936	$9.10

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634		Sterling Inc.	$315,144	$53.71

Jared Jewelry Store Aurora, IL	12/16/05	$4,271,332		Sterling Jewelers Inc.	$336,987	$55.69

Sports Authority Store Wichita, KS (60%)	12/22/05	$3,346,155		TSA Stores, Inc.	$306,997	$9.79

Advance Auto Parts Store Brownsville, TX	2/17/06	$1,585,269		Advance Stores Company, Inc.	$109,973	$15.98

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976		Advance Stores Company, Inc.	$46,937	$19.16

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,601		Dick’s Sporting Goods, Inc.	$219,455	$16.69

Scott & White Clinic College Station, TX (21%)	10/20/10	$771,868	(1)	Scott & White Healthcare	$64,680	$22.24

Staples Store Clermont, FL (72%)	10/21/11	$2,307,312	(1)	Staples the Office Superstore East, Inc.	$187,795	$13.15

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Johnny Carino’s restaurant in Lake Charles, Louisiana (AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Scott & White Clinic (AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership); and Staples store (AEI Income & Growth Fund XXII Limited Partnership).

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company’s percentage share of the properties’ land, building and equipment, liabilities, revenues and expenses.

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company’s property costs include the value of intangible lease assets and acquisition expenses that were expensed for book purposes.  The properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2011, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 1,145 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $66,462 were made to the Managing Members and $2,220,103 were made to the Limited Members in both 2011 and 2010.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $105,700 in both 2011 and 2010.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/11 to 10/31/11	9.61	$641.79	515.01(1)	(2)

11/1/11 to 11/30/11	--	--	--	--

12/1/11 to 12/31/11	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2011, the Company’s Units were valued at $805.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2011 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

Carrying Value of Properties

The carrying value of the properties is initially recorded at cost, not including acquisition expenses. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Expenses

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Company recognized rental income from continuing operations of $2,410,561 and $2,288,725, respectively.  In 2011, rental income increased due to additional rent received from two property acquisitions in 2011 and 2010 and rent increases on four properties.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Company expects to recognize rental income from continuing operations of approximately $2,589,000 in 2012.

For the years ended December 31, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $362,429 and $378,628, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $64,326 and $47,473, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2011, the Company incurred property acquisition expenses of $46,084 related to the purchase of the Staples store.  For the year ended December 31, 2010, the Company incurred property acquisition expenses of $16,922 related to the purchase of the Scott & White Clinic.

For the years ended December 31, 2011 and 2010, the Company recognized interest income of $14,133 and $14,703, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Company recognized income from discontinued operations of $320,005, representing rental income less property management expenses and depreciation of $160,132 and gain on disposal of real estate of $159,873.  For the year ended December 31, 2010, the Company recognized income from discontinued operations of $501,452 representing rental income less property management expenses and depreciation of $282,764 and gain on disposal of real estate of $218,688.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.

During 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $935,815.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $3,026,000, which will result in a net gain of approximately $835,000.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

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

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company's cash balances decreased $1,315,101 as a result of cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.  During the year ended December 31, 2010, the Company's cash balances increased $799,072 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $2,209,370 in 2010 to $2,217,750 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2011, an increase in LLC administration and property management expenses in 2011 and an increase in acquisition expenses related to the purchase of real estate in 2011.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2011 and 2010, the Company generated cash flow from the sale of real estate of $1,095,688 and $1,571,988, respectively.  During the same periods, the Company expended $2,307,312 and $771,868, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868.  The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $64,680 for the interest purchased.  The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years and annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

For the years ended December 31, 2011 and 2010, the Company declared distributions of $2,286,565 for both years.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $2,220,103 and the Managing Members received distributions of $66,462 for both years.

During 2011 and 2010, the Company distributed $106,768 of net sale proceeds in both years to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2011, three Limited Members redeemed a total of 52.61 Units for $33,623 in accordance with the Operating Agreement.  During 2010, two Limited Members redeemed a total of 46.92 Units for $29,702.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, eight Limited Members redeemed a total of 415.48 Units for $305,680.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,039 and $918 in 2011 and 2010, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of December 31, 2011 and 2010	17

Statements for the Years Ended December 31, 2011 and 2010:

Income	18

Cash Flows	19

Changes in Members’ Equity	20

Notes to Financial Statements	21 – 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in members' equity for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$894,730	$2,209,831

Real Estate Held for Investment:
Land	11,172,239	10,774,559
Buildings and Equipment	21,760,956	23,091,445
Acquired Intangible Lease Assets	300,736	0
Real Estate Investments, at cost	33,233,931	33,866,004
Accumulated Depreciation and Amortization	(5,054,768)	(4,868,084)
Real Estate Held for Investment, Net	28,179,163	28,997,920
Real Estate Held for Sale	2,190,980	935,815
Total Real Estate	30,370,143	29,933,735
Total Assets	$31,264,873	$32,143,566

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$86,718	$82,853
Distributions Payable	651,717	651,717
Unearned Rent	33,392	40,353
Total Current Liabilities	771,827	774,923

Members’ Equity:
Managing Members	1,329	1,925
Limited Members, $1,000 per Unit; 50,000 Units authorized; 42,435 Units issued; 41,920 and 41,972 Units outstanding in 2011 and 2010, respectively	30,491,717	31,366,718
Total Members’ Equity	30,493,046	31,368,643
Total Liabilities and Members’ Equity	$31,264,873	$32,143,566

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$2,410,561	$2,288,725

Expenses:
LLC Administration – Affiliates	362,429	378,628
LLC Administration and Property Management – Unrelated Parties	64,326	47,473
Property Acquisition	46,084	16,922
Depreciation and Amortization	826,230	798,418
Total Expenses	1,299,069	1,241,441

Operating Income	1,111,492	1,047,284

Other Income:
Interest Income	14,133	14,703

Income from Continuing Operations	1,125,625	1,061,987

Income from Discontinued Operations	320,005	501,452

Net Income	$1,445,630	$1,563,439

Net Income Allocated:
Managing Members	$66,905	$68,446
Limited Members	1,378,725	1,494,993
Total	$1,445,630	$1,563,439

Income per LLC Unit:
Continuing Operations	$26.03	$24.54
Discontinued Operations	6.85	11.07
Total	$32.88	$35.61

Weighted Average Units Outstanding – Basic and Diluted	41,938	41,984

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$1,445,630	$1,563,439

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	935,089	907,277
Gain on Sale of Real Estate	(159,873)	(218,688)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	3,865	(6,475)
Increase (Decrease) in Unearned Rent	(6,961)	(36,183)
Total Adjustments	772,120	645,931
Net Cash Provided By Operating Activities	2,217,750	2,209,370

Cash Flows from Investing Activities:
Investments in Real Estate	(2,307,312)	(771,868)
Proceeds from Sale of Real Estate	1,095,688	1,571,988
Net Cash Provided By (Used For) Investing Activities	(1,211,624)	800,120

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,286,565)	(2,179,798)
Redemption Payments	(34,662)	(30,620)
Net Cash Used For Financing Activities	(2,321,227)	(2,210,418)

Net Increase (Decrease) in Cash	(1,315,101)	799,072

Cash, beginning of year	2,209,831	1,410,759

Cash, end of year	$894,730	$2,209,831

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$859	$32,121,530	$32,122,389	42,019.28

Distributions Declared	(66,462)	(2,220,103)	(2,286,565)

Redemption Payments	(918)	(29,702)	(30,620)	(46.92)

Net Income	68,446	1,494,993	1,563,439

Balance, December 31, 2010	1,925	31,366,718	31,368,643	41,972.36

Distributions Declared	(66,462)	(2,220,103)	(2,286,565)

Redemption Payments	(1,039)	(33,623)	(34,662)	(52.61)

Net Income	66,905	1,378,725	1,445,630

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

Receivables

Credit terms are extended to tenants in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Receivables are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Receivables considered uncollectible are written off.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

Investments in Real Estate

Upon acquisition of real properties, the Company records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Company determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties.  The costs were allocated to the land, buildings and equipment.  For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Company adopting accounting guidance on business combinations that expands the scope of acquisition accounting.

The buildings and equipment of the Company are depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 25 years and 5 years, respectively.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

Fair Value Measurements

As of December 31, 2011, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Members’ capital, net income or cash flows.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

 (3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Johnny Carino’s restaurant in Lake Charles, Louisiana (50% – AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (21% – AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (45% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (60% – AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (27% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Scott & White Clinic (21% – AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership); and Staples store (72% – AEI Income & Growth Fund XXII Limited Partnership).

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2011	2010

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$362,429	$378,628

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $1,877 and $1,862 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$66,203	$49,335

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$46,084	$16,922

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$52,734	$82,555

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate –

The Company leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

The Company's properties are commercial, single-tenant buildings.  The Johnny Carino’s restaurant in Lake Charles, Louisiana was constructed and acquired in 2003.  The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004.  The land for the Johnny Carino’s restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005.  The Tractor Supply Company store in Marion, Indiana and the Jared Jewelry store in Concord, New Hampshire were constructed and acquired in 2005.  The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005.  The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005.  The Advance Auto Parts stores were constructed in 2005 and acquired in 2006.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Scott & White Clinic was constructed and acquired in 2010.  The Staples store was constructed in 2010 and acquired in 2011.  There have been no costs capitalized as improvements subsequent to the acquisitions.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Johnny Carino’s, Lake Charles, LA	$305,000	$841,533	$1,146,533	$306,159
Jared Jewelry, Madison Heights, MI	323,259	529,333	852,592	166,738
Jared Jewelry, Auburn Hills, MI	421,489	1,777,578	2,199,067	494,758
CarMax Auto Superstore, Lithia Springs, GA	1,834,445	2,407,993	4,242,438	654,173
Johnny Carino’s, Pueblo, CO	627,314	1,663,904	2,291,218	509,681
Tractor Supply, Yankton, SD	351,221	1,914,715	2,265,936	475,490
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	753,354
Jared Jewelry, Aurora, IL	2,243,623	2,027,709	4,271,332	490,026
Sports Authority, Wichita, KS	1,046,434	2,299,721	3,346,155	555,761
Advance Auto Parts, Brownsville, TX	292,522	1,292,747	1,585,269	303,796
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	76,699
Dick’s Sporting Goods, Fredericksburg, VA	1,603,558	1,523,043	3,126,601	220,842
Scott & White, College Station, TX	156,450	615,418	771,868	29,745
Staples, Clermont, FL	615,600	1,390,976	2,006,576	11,591
	$11,172,239	$21,760,956	$32,933,195	$5,048,813

On October 20, 2010, the Company purchased a 21% interest in a Scott & White Clinic in College Station, Texas for $771,868.  The Company incurred $16,922 of acquisition expenses related to the purchase that were expensed.  The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $64,680 for the interest purchased.

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The Company allocated $300,736 of the purchase price to Acquired Intangible Lease Assets and incurred $46,084 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years and annual rent of $187,795 for the interest purchased.

The cost of Acquired Intangible Lease Assets not held for sale and related accumulated amortization at December 31, 2011 are as follows:
	In-Place Lease	Accumulated Amortization

Acquired Intangibles (with a weighted average life of 101 months)	$300,736	$5,955

For the years ended December 31, 2011 and 2010, the amortization expense was $5,955 and $0, respectively.  For in-place leases owned as of December 31, 2011, the estimated amortization expense is $35,731 for each of the next five succeeding years.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$2,814,805
2013	2,826,112
2014	2,857,351
2015	2,926,918
2016	2,984,807
Thereafter	10,657,889
$25,067,882

There were no contingent rents recognized in 2011 and 2010.

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Sterling Jewelers Group	Retail	$894,099	$855,962
Tractor Supply Company	Retail	400,701	399,388
CarMax Auto Superstores, Inc.	Retail	329,878	338,195
TSA Stores, Inc.	Retail	306,997	306,997
Aggregate rent revenue of major tenants		$1,931,675	$1,900,542
Aggregate rent revenue of major tenants as a percentage of total rent revenue		72%	71%

(6)  Discontinued Operations –

During 2010, the Company sold 47.0843% of the Applebee’s restaurant in Macedonia, Ohio, in six separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,571,988, which resulted in a net gain of $218,688.  The cost and related accumulated depreciation of the interests sold was $1,475,997 and $122,697, respectively.

During 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $935,815.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(6)  Discontinued Operations – (Continued)

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $3,026,000, which will result in a net gain of approximately $835,000.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

During 2011 and 2010, the Company distributed $106,768 of net sale proceeds in both years to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended December 31:
	2011	2010

Rental Income	$270,868	$393,485
Property Management Expenses	(1,877)	(1,862)
Depreciation	(108,859)	(108,859)
Gain on Disposal of Real Estate	159,873	218,688
Income from Discontinued Operations	$320,005	$501,452

(7)  Members’ Capital –

For the years ended December 31, 2011 and 2010, the Company declared distributions of $2,286,565 for both years.  The Limited Members received distributions of $2,220,103 and the Managing Members received distributions of $66,462 for both years.  The Limited Members' distributions represent $52.94 and $52.88 per LLC Unit outstanding using 41,938 and 41,984 weighted average Units in 2011 and 2010, respectively.  The distributions represent $32.08 and $34.90 per Unit of Net Income and $20.86 and $17.98 per Unit of return of contributed capital in 2011 and 2010, respectively.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $105,700 in both 2011 and 2010.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(7)  Members’ Capital – (Continued)

During 2011, three Limited Members redeemed a total of 52.61 Units for $33,623 in accordance with the Operating Agreement.  During 2010, two Limited Members redeemed a total of 46.92 Units for $29,702.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,039 and $918 in 2011 and 2010, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Operating Agreement, is $1,012.29 per original $1,000 invested.

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$1,445,630	$1,563,439

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	303,805	276,301

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(6,961)	(36,183)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	46,084	16,922

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	9,019	(2,231)
Taxable Income to Members	$1,797,577	$1,818,248

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2011	2010

Members’ Equity for Financial Reporting Purposes	$30,493,046	$31,368,643

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,981,012	1,622,104

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	33,392	40,353

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$38,523,120	$39,046,770

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2011, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2011

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$690,350

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,781,158

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$326,950

Managing Members	3% of Net Cash Flow in any fiscal year.	$479,073

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$9,570

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$18,461	$18,270
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,461	$18,270

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 15.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

10.4
Assignment and Assumption of Lease dated January 14, 2005 between the Company, AEI Income & Growth Fund XXI Limited Partnership and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.18 of Form 10-KSB filed March 30, 2005).

10.5
Assignment of Lease dated February 9, 2005 between the Company and Brody Capital Management, Inc. relating to the Property at 3416 South Western Avenue, Marion, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 15, 2005).

10.6
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

10.7
First Amendment to Net Lease Agreement dated June 20, 2005 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 12, 2005).

10.8
Assignment and Assumption of Net Lease Agreement dated October 25, 2005 between the Company and CDK Associates LLC relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2005).

10.9
Assignment and Assumption of Lease and Guaranty dated November 22, 2005 between the Company and Lafayette Village, LLC relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 22, 2005).

10.10
Assignment and Assumption of Lease dated December 1, 2005 between the Company and Loudon Road N.H. Rte. 9 Development, LLC relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 7, 2005).

10.11
Assignment and Assumption of Lease Agreement dated December 16, 2005 between the Company and Commercial Net Lease Realty, Inc. relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 22, 2005).

10.12
Assignment and Assumption of Lease and Guaranty dated December 22, 2005 between the Company, AEI Fund Management XVII, Inc. and Silver Capital Net Lease Fund I, LLC relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 30, 2005).

10.13
Assignment and Assumption of Lease dated February 17, 2006 between the Company and Meyer-Lamph Development Group, LTD. relating to the Property at 5825 East Ruben Torres Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30, 2006).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)