Form 10-Q
period 2012-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2012-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14 - 15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$900,051	$894,730

Real Estate Held for Investment:
Land	11,172,239	11,172,239
Buildings and Equipment	21,760,956	21,760,956
Acquired Intangible Lease Assets	300,736	300,736
Real Estate Investments, at cost	33,233,931	33,233,931
Accumulated Depreciation and Amortization	(5,279,782)	(5,054,768)
Real Estate Held for Investment, Net	27,954,149	28,179,163
Real Estate Held for Sale	2,190,980	2,190,980
Total Real Estate	30,145,129	30,370,143
Total Assets	$31,045,180	$31,264,873

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$127,030	$86,718
Distributions Payable	544,948	651,717
Unearned Rent	47,953	33,392
Total Current Liabilities	719,931	771,827

Members’ Equity (Deficit):
Managing Members	(3,704)	1,329
Limited Members, $1,000 per Unit; 50,000 Units authorized; 42,435 Units issued; 41,920 Units outstanding	30,328,953	30,491,717
Total Members’ Equity	30,325,249	30,493,046
Total Liabilities and Members’ Equity	$31,045,180	$31,264,873

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$643,175	$592,824

Expenses:
LLC Administration – Affiliates	86,895	89,663
LLC Administration and Property Management – Unrelated Parties	11,370	13,096
Depreciation and Amortization	225,014	202,171
Total Expenses	323,279	304,930

Operating Income	319,896	287,894

Other Income:
Interest Income	814	4,444

Income from Continuing Operations	320,710	292,338

Income from Discontinued Operations	56,441	50,110

Net Income	$377,151	$342,448

Net Income Allocated:
Managing Members	$11,315	$10,273
Limited Members	365,836	332,175
Total	$377,151	$342,448

Income per LLC Unit:
Continuing Operations	$7.42	$6.76
Discontinued Operations	1.31	1.15
Total	$8.73	$7.91

Weighted Average Units Outstanding – Basic and Diluted	41,920	41,972

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$377,151	$342,448

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	225,014	229,386
Increase (Decrease) in Payable to AEI Fund Management, Inc.	40,312	12,962
Increase (Decrease) in Unearned Rent	14,561	(33,391)
Total Adjustments	279,887	208,957
Net Cash Provided By Operating Activities	657,038	551,405

Cash Flows from Financing Activities:
Distributions Paid to Members	(651,717)	(651,717)

Net Increase (Decrease) in Cash	5,321	(100,312)

Cash, beginning of period	894,730	2,209,831

Cash, end of period	$900,051	$2,109,519

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(16,348)	(528,601)	(544,949)

Net Income	10,273	332,175	342,448

Balance, March 31, 2011	$(4,150)	$31,170,292	$31,166,142	41,972.36

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(16,348)	(528,600)	(544,948)

Net Income	11,315	365,836	377,151

Balance, March 31, 2012	$(3,704)	$30,328,953	$30,325,249	41,919.75

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

(4)  Real Estate Held for Investment –

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The Company allocated $300,736 of the purchase price to Acquired Intangible Lease Assets and incurred $46,084 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

(6)  Discontinued Operations –

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of approximately $3,050,000, which resulted in a net gain of approximately $859,000.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$56,441	$77,325
Depreciation	0	(27,215)
Income from Discontinued Operations	$56,441	$50,110

(7)  Fair Value Measurements –

As of March 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recognized rental income from continuing operations of $643,175 and $592,824, respectively.  In 2012, rental income increased due to additional rent received from one property acquisition in 2011 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Company expects to recognize rental income from continuing operations of approximately $2,589,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $86,895 and $89,663, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,370 and $13,096, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012 and 2011, the Company recognized interest income of $814 and $4,444, respectively.  In 2012, interest income decreased primarily due to the Company having less money invested in a money market account due to a property acquisition in October 2011.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Company recognized income from discontinued operations of $56,441 representing rental income.  For the three months ended March 31, 2011, the Company recognized income from discontinued operations of $50,110, representing rental income less depreciation.

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of approximately $3,050,000, which resulted in a net gain of approximately $859,000.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company's cash balances increased $5,321 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2011, the Company's cash balances decreased $100,312 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $551,405 in 2011 to $657,038 in 2012 as a result of an increase in total rental and interest income in 2012, a decrease in LLC administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

For the three months ended March 31, 2012 and 2011, the Company declared distributions of $544,948 and $544,949, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $528,600 and $528,601 and the Managing Members received distributions of $16,348 and $16,348 for the periods, respectively.

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

During the first three months of 2012, the Company did not redeem any Units from the Limited Members.  During 2011, three Limited Members redeemed a total of 52.61 Units for $33,623 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of ten Limited Members redeemed 462.40 Units for $335,382.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,039 in 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)