Form 10-Q
period 2012-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2012-08-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$3,864,404	$894,730

Real Estate Held for Investment:
Land	11,172,239	11,172,239
Buildings and Equipment	21,760,956	21,760,956
Acquired Intangible Lease Assets	300,736	300,736
Real Estate Investments, at cost	33,233,931	33,233,931
Accumulated Depreciation and Amortization	(5,504,796)	(5,054,768)
Real Estate Held for Investment, Net	27,729,135	28,179,163
Real Estate Held for Sale	0	2,190,980
Total Real Estate	27,729,135	30,370,143
Total Assets	$31,593,539	$31,264,873

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,915	$86,718
Distributions Payable	651,718	651,717
Unearned Rent	30,227	33,392
Total Current Liabilities	761,860	771,827

Members’ Equity:
Managing Members	8,476	1,329
Limited Members: 50,000 Units authorized; 42,435 Units issued; 41,865 and 41,920 Units outstanding in 2012 and 2011, respectively	30,823,203	30,491,717
Total Members’ Equity	30,831,679	30,493,046
Total Liabilities and Members’ Equity	$31,593,539	$31,264,873

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$648,919	$594,117	$1,292,094	$1,186,941

Expenses:
LLC Administration – Affiliates	87,810	92,913	174,705	182,576
LLC Administration and Property Management – Unrelated Parties	23,384	23,527	34,754	36,623
Depreciation and Amortization	225,014	202,171	450,028	404,342
Total Expenses	336,208	318,611	659,487	623,541

Operating Income	312,711	275,506	632,607	563,400

Other Income:
Interest Income	2,696	4,097	3,510	8,541

Income from Continuing Operations	315,407	279,603	636,117	571,941

Income from Discontinued Operations	878,541	118,181	934,982	168,291

Net Income	$1,193,948	$397,784	$1,571,099	$740,232

Net Income Allocated:
Managing Members	$30,670	$21,963	$41,985	$32,236
Limited Members	1,163,278	375,821	1,529,114	707,996
Total	$1,193,948	$397,784	$1,571,099	$740,232

Income per LLC Unit:
Continuing Operations	$7.31	$6.47	$14.73	$13.22
Discontinued Operations	20.48	2.49	21.77	3.66
Total	$27.79	$8.96	$36.50	$16.88

Weighted Average Units Outstanding – Basic and Diluted	41,865	41,929	41,892	41,951

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,571,099	$740,232

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	450,028	458,772
Gain on Sale of Real Estate	(859,727)	(73,257)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,803)	10,615
Increase (Decrease) in Unearned Rent	(3,165)	(17,542)
Total Adjustments	(419,667)	378,588
Net Cash Provided By Operating Activities	1,151,432	1,118,820

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	3,050,707	489,141

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,196,665)	(1,196,666)
Redemption Payments	(35,800)	(28,303)
Net Cash Used For Financing Activities	(1,232,465)	(1,224,969)

Net Increase (Decrease) in Cash	2,969,674	382,992

Cash, beginning of period	894,730	2,209,831

Cash, end of period	$3,864,404	$2,592,823

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(32,696)	(1,057,202)	(1,089,898)

Redemption Payments	(849)	(27,454)	(28,303)	(42.99)

Net Income	32,236	707,996	740,232

Balance, June 30, 2011	$616	$30,990,058	$30,990,674	41,929.37

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(33,764)	(1,162,902)	(1,196,666)

Redemption Payments	(1,074)	(34,726)	(35,800)	(55.00)

Net Income	41,985	1,529,114	1,571,099

Balance, June 30, 2012	$8,476	$30,823,203	$30,831,679	41,864.75

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

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

(6)  Discontinued Operations –

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  For the six months ended June 30, 2011, the net gain was $73,257.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of $3,050,707, which resulted in a net gain of $859,727.  At the time of sale, the cost and related accumulated depreciation was $2,939,385 and $748,405, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

During the first six months of 2012, the Company distributed net sale proceeds of $106,768 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$18,814	$72,367	$75,255	$149,692
Property Management Expenses	0	(228)	0	(228)
Depreciation	0	(27,215)	0	(54,430)
Gain on Disposal of Real Estate	859,727	73,257	859,727	73,257
Income from Discontinued Operations	$878,541	$118,181	$934,982	$168,291

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of June 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2012 and 2011, the Company recognized rental income from continuing operations of $1,292,094 and $1,186,941, respectively.  In 2012, rental income increased due to additional rent received from one property acquisition in 2011 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $2,589,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $174,705 and $182,576, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $34,754 and $36,623, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012 and 2011, the Company recognized interest income of $3,510 and $8,541, respectively.  In 2012, interest income decreased primarily due to the Company having less money invested in a money market account due to a property acquisition in October 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Company recognized income from discontinued operations of $934,982 representing rental income of $75,255 and gain on disposal of real estate of $859,727.  For the six months ended June 30, 2011, the Company recognized income from discontinued operations of $168,291, representing rental income less property management expenses and depreciation of $95,034 and gain on disposal of real estate of $73,257.

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  For the six months ended June 30, 2011, the net gain was $73,257.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of $3,050,707, which resulted in a net gain of $859,727.  At the time of sale, the cost and related accumulated depreciation was $2,939,385 and $748,405, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $2,190,980.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company's cash balances increased $2,969,674 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Company's cash balances increased $382,992 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,118,820 in 2011 to $1,151,432 in 2012 as a result of an increase in total rental and interest income in 2012 and a decrease in LLC administration and property management expenses in 2012, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012 and 2011, the Company generated cash flow from the sale of real estate of $3,050,707 and $489,141, respectively.  In subsequent periods, a portion of the cash generated from property sales was reinvested in additional real estate.

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

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

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

For the six months ended June 30, 2012 and 2011, the Company declared distributions of $1,196,666 and $1,089,898, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,162,902 and $1,057,202 and the Managing Members received distributions of $33,764 and $32,696 for the periods, respectively.  In June 2012, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in higher distributions declared in 2012 and a higher distribution payable at June 30, 2012.  The special distribution represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2012, two Limited Members redeemed a total of 55.00 Units for $34,726 in accordance with the Operating Agreement. On April 1, 2011, two Limited Members redeemed a total of 42.99 Units for $27,454.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of ten Limited Members redeemed 462.40 Units for $335,382.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,074 and $849 in 2012 and 2011, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/12 to 4/30/12	55.00	$631.39	570.01(1)	(2)

5/1/12 to 5/31/12	--	--	--	--

6/1/12 to 6/30/12	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2012	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)