Form 10-Q
period 2012-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2012-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$3,302,381	$894,730

Real Estate Held for Investment:
Land	10,919,252	11,172,239
Buildings and Equipment	22,212,473	21,760,956
Acquired Intangible Lease Assets	616,719	300,736
Real Estate Investments, at cost	33,748,444	33,233,931
Accumulated Depreciation and Amortization	(5,738,087)	(5,054,768)
Real Estate Held for Investment, Net	28,010,357	28,179,163
Real Estate Held for Sale	0	2,190,980
Total Real Estate	28,010,357	30,370,143
Total Assets	$31,312,738	$31,264,873

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$161,160	$86,718
Distributions Payable	544,950	651,717
Unearned Rent	15,650	33,392
Total Current Liabilities	721,760	771,827

Members’ Equity:
Managing Members	8,403	1,329
Limited Members: 50,000 Units authorized; 42,435 Units issued; 41,865 and 41,920 Units outstanding in 2012 and 2011, respectively	30,582,575	30,491,717
Total Members’ Equity	30,590,978	30,493,046
Total Liabilities and Members’ Equity	$31,312,738	$31,264,873

The accompanying Notes to Financial Statements are an integral part of this statement.

 AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$662,843	$593,384	$1,954,937	$1,780,325

Expenses:
LLC Administration – Affiliates	84,778	87,225	259,483	269,801
LLC Administration and Property Management – Unrelated Parties	19,264	14,278	54,018	50,901
Property Acquisition	27,240	0	27,240	0
Depreciation and Amortization	230,564	202,171	680,592	606,513
Total Expenses	361,846	303,674	1,021,333	927,215

Operating Income	300,997	289,710	933,604	853,110

Other Income:
Interest Income	3,253	4,114	6,763	12,655

Income from Continuing Operations	304,250	293,824	940,367	865,765

Income from Discontinued Operations	0	97,335	934,982	265,626

Net Income	$304,250	$391,159	$1,875,349	$1,131,391

Net Income Allocated:
Managing Members	$16,276	$16,905	$58,261	$49,141
Limited Members	287,974	374,254	1,817,088	1,082,250
Total	$304,250	$391,159	$1,875,349	$1,131,391

Income per LLC Unit:
Continuing Operations	$6.88	$6.80	$21.78	$20.02
Discontinued Operations	0	2.13	21.60	5.78
Total	$6.88	$8.93	$43.38	$25.80

Weighted Average Units Outstanding – Basic and Diluted	41,865	41,929	41,883	41,944

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,875,349	$1,131,391

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	683,319	688,158
Gain on Sale of Real Estate	(859,263)	(135,269)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	74,442	4,934
Increase (Decrease) in Unearned Rent	(17,742)	(7,199)
Total Adjustments	(119,244)	550,624
Net Cash Provided By Operating Activities	1,756,105	1,682,015

Cash Flows from Investing Activities:
Investments in Real Estate	(967,500)	0
Proceeds from Sale of Real Estate	3,503,230	918,644
Net Cash Provided By Investing Activities	2,535,730	918,644

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,848,384)	(1,741,615)
Redemption Payments	(35,800)	(28,303)
Net Cash Used For Financing Activities	(1,884,184)	(1,769,918)

Net Increase (Decrease) in Cash	2,407,651	830,741

Cash, beginning of period	894,730	2,209,831

Cash, end of period	$3,302,381	$3,040,572

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(49,045)	(1,585,802)	(1,634,847)

Redemption Payments	(849)	(27,454)	(28,303)	(42.99)

Net Income	49,141	1,082,250	1,131,391

Balance, September 30, 2011	$1,172	$30,835,712	$30,836,884	41,929.37

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(50,113)	(1,691,504)	(1,741,617)

Redemption Payments	(1,074)	(34,726)	(35,800)	(55.00)

Net Income	58,261	1,817,088	1,875,349

Balance, September 30, 2012	$8,403	$30,582,575	$30,590,978	41,864.75

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(4)  Real Estate Held for Investment –

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The Company allocated $300,736 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $46,084 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $187,795 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The Company allocated $315,983 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $125,082 and above-market lease intangibles of $190,901. The Partnership incurred $27,240 of acquisition expenses related to the purchase that were expensed.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

For the nine months ended September 30, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $28,586 and $0, respectively, and the decrease to rental income for above-market leases was $2,727 and $0, respectively.  For lease intangibles owned as of September 30, 2012, the weighted average remaining life is 115 months, the estimated amortization expense for in-place lease intangibles is $46,452 and the estimated decrease to rental income for above-market leases is $16,363 for each of the next five succeeding years.

In September 2012, the Company sold 18,208 square feet of land from the Jared Jewelry property in Aurora, Illinois, pursuant to a threat of condemnation from the state of Illinois Department of Transportation.  The Company received net proceeds of $452,523, which resulted in a net loss of $464.  The cost allocated to the parcel of land was $452,987.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  For the nine months ended September 30, 2011, the net gain was $135,269.

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

During the first nine months of 2012, the Company distributed net sale proceeds of $106,768 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$0	$64,076	$75,255	$213,768
Property Management Expenses	0	(1,538)	0	(1,766)
Depreciation	0	(27,215)	0	(81,645)
Gain on Disposal of Real Estate	0	62,012	859,727	135,269
Income from Discontinued Operations	$0	$97,335	$934,982	$265,626

(7)  Fair Value Measurements –

As of September 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Company recognized rental income from continuing operations of $1,954,937 and $1,780,325, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $2,624,000 and $2,691,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $259,483 and $269,801, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $54,018 and $50,901, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $27,240 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

In September 2012, the Company sold 18,208 square feet of land from the Jared Jewelry property in Aurora, Illinois, pursuant to a threat of condemnation from the state of Illinois Department of Transportation.  The Company received net proceeds of $452,523, which resulted in a net loss of $464.  The cost allocated to the parcel of land was $452,987.

For the nine months ended September 30, 2012 and 2011, the Company recognized interest income of $6,763 and $12,655, respectively.  In 2012, interest income decreased primarily due to the Company having less money invested in a money market account due to property acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Company recognized income from discontinued operations of $934,982 representing rental income of $75,255 and gain on disposal of real estate of $859,727.  For the nine months ended September 30, 2011, the Company recognized income from discontinued operations of $265,626, representing rental income less property management expenses and depreciation of $130,357 and gain on disposal of real estate of $135,269.

During the last three quarters of 2011, the Company sold its remaining 32.5589% interest in the Applebee’s restaurant in Macedonia, Ohio, in five separate transactions, to unrelated third parties.  The Company received total net sale proceeds of $1,095,688, which resulted in a net gain of $159,873.  The cost and related accumulated depreciation of the interests sold were $1,020,657 and $84,842, respectively.  For the nine months ended September 30, 2011, the net gain was $135,269.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Company's cash balances increased $2,407,651 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2011, the Company's cash balances increased $830,741 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $1,682,015 in 2011 to $1,756,105 in 2012 as a result of an increase in total rental and interest income in 2012, a decrease in LLC administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $27,240 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012 and 2011, the Company generated cash flow from the sale of real estate of $3,503,230 and $918,644, respectively.  During the nine months ended September 30, 2012, the Company expended $967,500 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the nine months ended September 30, 2012 and 2011, the Company declared distributions of $1,741,617 and $1,634,847, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,691,504 and $1,585,802 and the Managing Members received distributions of $50,113 and $49,045 for the periods, respectively.  In June 2012, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in higher distributions declared in 2012.  The special distribution represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Dated: November 12, 2012	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)