Form 10-K
period 2012-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2013-04-01
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 41,864.755 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $41,864,755.

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

The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives.  In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations.  The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties.  The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale.  The prospectus under which Units were initially sold indicated that the Managing Members intended to liquidate the Company through the sale of its remaining properties eight to twelve years after completion of the acquisition phase (completed in February 2006), depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2009, the Company owned interests in fourteen properties with a total cost of $35,590,790.  During the years ended December 31, 2010, 2011 and 2012, the Company sold two property interests and received net sale proceeds of $1,571,988, $1,095,688 and $3,503,230, which resulted in net gains of $218,688, $159,873 and $859,263, respectively.  During 2010, 2011 and 2012, the Company expended $771,868, $2,307,312 and $967,500, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2012, the Company owned interests in fifteen properties with a total cost of $33,748,444.

Major Tenants

During 2012, three tenants each contributed more than ten percent of the Company's total rental revenue.  The major tenants in aggregate contributed 58% of total rental revenue in 2012.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2013 and future years.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2012.
Property	Purchase Date	Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Lake Charles, LA (50%)	12/9/03	$1,146,533	Kona Restaurant Group, Inc.	$85,543	$26.19

Jared Jewelry Store Madison Heights, MI (21%)	2/6/04	$852,592	Sterling Jewelers Inc.	$72,095	$56.59

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067		Sterling Jewelers Inc.	$169,158	$48.95

CarMax Auto Superstore Lithia Springs, GA (45%)	3/18/05	$4,242,438		CarMax Auto Superstores, Inc.	$329,144	$38.01

Johnny Carino’s Restaurant Pueblo, CO	6/20/05	$2,291,218		Kona Restaurant Group, Inc.	$145,191	$21.56

Tractor Supply Company Store Yankton, SD	10/25/05	$2,265,936		Tractor Supply Company	$174,936	$9.10

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634		Sterling Inc.	$315,144	$53.71

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345		Sterling Jewelers Inc.	$336,987	$55.69

Sports Authority Store Wichita, KS (60%)	12/22/05	$3,346,155		TSA Stores, Inc.	$337,697	$10.77

Advance Auto Parts Store Brownsville, TX	2/17/06	$1,585,269		Advance Stores Company, Inc.	$109,973	$15.98

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976		Advance Stores Company, Inc.	$46,937	$19.16

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,601		Dick’s Sporting Goods, Inc.	$219,455	$16.69

Scott & White Clinic College Station, TX (21%)	10/20/10	$771,868	(1)	Scott & White Healthcare	$64,680	$22.24

Staples Store Clermont, FL (72%)	10/21/11	$2,307,312	(1)	Staples the Office Superstore East, Inc.	$187,795	$13.15

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625	$23.02

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Johnny Carino’s restaurant in Lake Charles, Louisiana (AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Scott & White Clinic (AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership); Staples store (AEI Income & Growth Fund XXII Limited Partnership); and Coliseum Health clinic (AEI Income & Growth Fund 24 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to four five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2012, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 1,149 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $66,462 and $66,462 were made to the Managing Members and $2,220,100 and $2,220,103 were made to the Limited Members in 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $105,700 in both 2012 and 2011.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/12 to 10/31/12	7.05	$648.17	577.06(1)	(2)

11/1/12 to 11/30/12	--	--	--	--

12/1/12 to 12/31/12	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2012, the Company’s Units were valued at $825.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2012 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Results of Operations

For the years ended December 31, 2012 and 2011, the Company recognized rental income from continuing operations of $2,619,612 and $2,410,561, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Company expects to recognize rental income from continuing operations of approximately $2,674,000 in 2013.

For the years ended December 31, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $336,625 and $362,429, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $64,179 and $64,326, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2012, the Company incurred property acquisition expenses of $28,944 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.  For the year ended December 31, 2011, the Company incurred property acquisition expenses of $46,084 related to the purchase of the Staples store in Clermont, Florida.

In September 2012, the Company sold 18,208 square feet of land from the Jared Jewelry property in Aurora, Illinois, pursuant to a threat of condemnation from the state of Illinois Department of Transportation.  The Company received net proceeds of $452,523, which resulted in a net loss of $464.  The cost allocated to the parcel of land was $452,987.  This transaction had no effect on the rental income or other lease terms for the property.

For the years ended December 31, 2012 and 2011, the Company recognized interest income of $9,108 and $14,133, respectively.  In 2012, interest income decreased primarily due to the Company having less money invested in a money market account due to property acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Company recognized income from discontinued operations of $934,982 representing rental income of $75,255 and gain on disposal of real estate of $859,727.  For the year ended December 31, 2011, the Company recognized income from discontinued operations of $320,005, representing rental income less property management expenses and depreciation of $160,132 and gain on disposal of real estate of $159,873.

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

Liquidity and Capital Resources

During the year ended December 31, 2012, the Company's cash balances increased $2,430,481 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the year ended December 31, 2011, the Company's cash balances decreased $1,315,101 as a result of cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $2,217,750 in 2011 to $2,328,596 in 2012 as a result of an increase in total rental and interest income in 2012, a decrease in LLC administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012 and 2011, cash from operations was reduced by $28,944 and $46,084, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2012 and 2011, the Company generated cash flow from the sale of real estate of $3,503,230 and $1,095,688, respectively.  During the same periods, the Company expended $967,500 and $2,307,312 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the years ended December 31, 2012 and 2011, the Company declared distributions of $2,286,562 and $2,286,565, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $2,220,100 and $2,220,103 and the Managing Members received distributions of $66,462 and $66,462 for the years, respectively.

During 2012 and 2011, the Company distributed $106,768 of net sale proceeds in both years to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, three Limited Members redeemed a total of 62.05 Units for $39,295 in accordance with the Operating Agreement.  During 2011, three Limited Members redeemed a total of 52.61 Units for $33,623.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of ten Limited Members redeemed 462.40 Units for $335,382.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,216 and $1,039 in 2012 and 2011, respectively.

Although the Company had no formal contractual commitments to expend capital at December 31, 2012, it entered into one commitment after this date.  In March 2013, the Company entered into an agreement to purchase a 73% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $63,186 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 25 LLC.

In March 2013, the Company entered into an agreement to purchase a 27% interest in a PetSmart store in Gonzales, Louisiana for $842,400.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $63,186 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 25 LLC.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of December 31, 2012 and 2011	17

Statements for the Years Ended December 31, 2012 and 2011:

Income	18

Cash Flows	19

Changes in Members’ Equity	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in members' equity for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY, HEUTAMKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$3,325,211	$894,730

Real Estate Held for Investment:
Land	10,919,252	11,172,239
Buildings and Equipment	22,212,473	21,760,956
Acquired Intangible Lease Assets	616,719	300,736
Real Estate Investments, at cost	33,748,444	33,233,931
Accumulated Depreciation and Amortization	(5,982,289)	(5,054,768)
Real Estate Held for Investment, Net	27,766,155	28,179,163
Real Estate Held for Sale	0	2,190,980
Total Real Estate	27,766,155	30,370,143
Total Assets	$31,091,366	$31,264,873

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$152,619	$86,718
Distributions Payable	544,945	651,717
Unearned Rent	14,578	33,392
Total Current Liabilities	712,142	771,827

Members’ Equity:
Managing Members	8,339	1,329
Limited Members – 50,000 Units authorized; 41,858 and 41,920 Units issued and outstanding in 2012 and 2011, respectively	30,370,885	30,491,717
Total Members’ Equity	30,379,224	30,493,046
Total Liabilities and Members’ Equity	$31,091,366	$31,264,873

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$2,619,612	$2,410,561

Expenses:
LLC Administration – Affiliates	336,625	362,429
LLC Administration and Property Management – Unrelated Parties	64,179	64,326
Property Acquisition	28,944	46,084
Depreciation and Amortization	920,703	826,230
Total Expenses	1,350,451	1,299,069

Operating Income	1,269,161	1,111,492

Other Income:
Interest Income	9,108	14,133

Income from Continuing Operations	1,278,269	1,125,625

Income from Discontinued Operations	934,982	320,005

Net Income	$2,213,251	$1,445,630

Net Income Allocated:
Managing Members	$74,688	$66,905
Limited Members	2,138,563	1,378,725
Total	$2,213,251	$1,445,630

Income per LLC Unit:
Continuing Operations	$29.61	$26.03
Discontinued Operations	21.46	6.85
Total – Basic and Diluted	$51.07	$32.88

Weighted Average Units Outstanding – Basic and Diluted	41,877	41,938

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$2,213,251	$1,445,630

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	927,521	935,089
Gain on Sale of Real Estate	(859,263)	(159,873)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	65,901	3,865
Increase (Decrease) in Unearned Rent	(18,814)	(6,961)
Total Adjustments	115,345	772,120
Net Cash Provided By Operating Activities	2,328,596	2,217,750

Cash Flows from Investing Activities:
Investments in Real Estate	(967,500)	(2,307,312)
Proceeds from Sale of Real Estate	3,503,230	1,095,688
Net Cash Provided By (Used For) Investing Activities	2,535,730	(1,211,624)

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,393,334)	(2,286,565)
Redemption Payments	(40,511)	(34,662)
Net Cash Used For Financing Activities	(2,433,845)	(2,321,227)

Net Increase (Decrease) in Cash	2,430,481	(1,315,101)

Cash, beginning of year	894,730	2,209,831

Cash, end of year	$3,325,211	$894,730

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$1,925	$31,366,718	$31,368,643	41,972.36

Distributions Declared	(66,462)	(2,220,103)	(2,286,565)

Redemption Payments	(1,039)	(33,623)	(34,662)	(52.61)

Net Income	66,905	1,378,725	1,445,630

Balance, December 31, 2011	1,329	30,491,717	30,493,046	41,919.75

Distributions Declared	(66,462)	(2,220,100)	(2,286,562)

Redemption Payments	(1,216)	(39,295)	(40,511)	(62.05)

Net Income	74,688	2,138,563	2,213,251

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

(1)  Organization – (Continued)

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

Fair Value Measurements

As of December 31, 2012, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Johnny Carino’s restaurant in Lake Charles, Louisiana (50% – AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (21% – AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (45% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (60% – AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (27% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Scott & White Clinic (21% – AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership); Staples store (72% – AEI Income & Growth Fund XXII Limited Partnership); and Coliseum Health clinic (50% – AEI Income & Growth Fund 24 LLC).

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$336,625	$362,429

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $1,877 of expenses related to Discontinued Operations in 2011.	$64,179	$66,203

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$28,944	$46,084

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$38,031	$52,734

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment –

The Company leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to four five-year renewal options subject to the same terms and conditions as the primary term.

The Company's properties are commercial, single-tenant buildings.  The Johnny Carino’s restaurant in Lake Charles, Louisiana was constructed and acquired in 2003.  The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004.  The land for the Johnny Carino’s restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005.  The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005.  The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005.  The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005.  The Advance Auto Parts stores were constructed in 2005 and acquired in 2006.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Scott & White Clinic was constructed and acquired in 2010.  The Staples store was constructed in 2010 and acquired in 2011.  The Coliseum Health clinic was constructed acquired in 2012.  There have been no costs capitalized as improvements subsequent to the acquisitions.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Johnny Carino’s, Lake Charles, LA	$305,000	$841,533	$1,146,533	$337,729
Jared Jewelry, Madison Heights, MI	323,259	529,333	852,592	187,911
Jared Jewelry, Auburn Hills, MI	421,489	1,777,578	2,199,067	565,861
CarMax Auto Superstore, Lithia Springs, GA	1,834,445	2,407,993	4,242,438	750,493
Johnny Carino’s, Pueblo, CO	627,314	1,663,904	2,291,218	572,212
Tractor Supply, Yankton, SD	351,221	1,914,715	2,265,936	552,079
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	877,193
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	571,134
Sports Authority, Wichita, KS	1,046,434	2,299,721	3,346,155	647,750
Advance Auto Parts, Brownsville, TX	292,522	1,292,747	1,585,269	355,506
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	91,912
Dick’s Sporting Goods, Fredericksburg, VA	1,603,558	1,523,043	3,126,601	289,668
Scott & White, College Station, TX	156,450	615,418	771,868	54,362
Staples, Clermont, FL	615,600	1,390,976	2,006,576	67,230
Coliseum Health, Macon, GA	200,000	451,517	651,517	8,278
	$10,919,252	$22,212,473	$33,131,725	$5,929,318

For the years ended December 31, 2012 and 2011, the Company recognized depreciation expense for properties not held for sale of $880,505 and $820,275, respectively.

On October 21, 2011, the Company purchased a 72% interest in a Staples store in Clermont, Florida for $2,307,312.  The Company allocated $300,736 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Company incurred $46,084 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $187,795 for the interest purchased.

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The Company allocated $315,983 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $125,082 and above-market lease intangibles of $190,901. The Company incurred $28,944 of acquisition expenses related to the purchase that were expensed.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years and annual rent of $79,625 for the interest purchased.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

In March 2013, the Company entered into an agreement to purchase a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $170,836 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 24 LLC.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 101 and 99 months, respectively)	$425,818	$46,153	$300,736	$5,955

Above-Market Lease Intangibles (weighted average life of 135 and 0 months, respectively)	190,901	6,818	0	0
Acquired Intangible Lease Assets	$616,719	$52,971	$300,736	$5,955

For the years ended December 31, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $40,198 and $5,955, respectively, and the decrease to rental income for above-market leases was $6,818 and $0, respectively.  For lease intangibles owned as of December 31, 2012, the estimated amortization expense for in-place lease intangibles is $46,452 and the estimated decrease to rental income for above-market leases is $16,363 for each of the next five succeeding years.

In September 2012, the Company sold 18,208 square feet of land from the Jared Jewelry property in Aurora, Illinois, pursuant to a threat of condemnation from the state of Illinois Department of Transportation.  The Company received net proceeds of $452,523, which resulted in a net loss of $464.  The cost allocated to the parcel of land was $452,987.  This transaction had no effect on the rental income or other lease terms for the property.

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$2,679,972
2014	2,711,211
2015	2,765,257
2016	2,821,735
2017	2,545,778
Thereafter	7,962,720
$21,486,673

There were no contingent rents recognized in 2012 and 2011.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Sterling Jewelers Group	Retail	$895,385	$894,099
TSA Stores, Inc.	Retail	332,580	306,997
CarMax Auto Superstores, Inc.	Retail	329,144	329,878
Tractor Supply Company	Retail	N/A	400,701
Aggregate rent revenue of major tenants		$1,557,109	$1,931,675
Aggregate rent revenue of major tenants as a percentage of total rent revenue		58%	72%

(6)  Discontinued Operations –

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

During 2012 and 2011, the Company distributed $106,768 of net sale proceeds in both years to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended December 31:
	2012	2011

Rental Income	$75,255	$270,868
Property Management Expenses	0	(1,877)
Depreciation	0	(108,859)
Gain on Disposal of Real Estate	859,727	159,873
Income from Discontinued Operations	$934,982	$320,005

(7)  Members’ Capital –

For the years ended December 31, 2012 and 2011, the Company declared distributions of $2,286,562 and $2,286,565, respectively.  The Limited Members received distributions of $2,220,100 and $2,220,103 and the Managing Members received distributions of $66,462 and $66,462 for the years, respectively.  The Limited Members' distributions represent $53.01and $52.94 per LLC Unit outstanding using 41,877 and 41,938 weighted average Units in 2012 and 2011, respectively.  The distributions represent $50.13 and $32.08 per Unit of Net Income and $2.88 and $20.86 per Unit of return of contributed capital in 2012 and 2011, respectively.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $105,700 in both 2012 and 2011.

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

During 2012, three Limited Members redeemed a total of 62.05 Units for $39,295 in accordance with the Operating Agreement. During 2011, three Limited Members redeemed a total of 52.61 Units for $33,623.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,216 and $1,039 in 2012 and 2011, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Operating Agreement, is $1,013.79 per original $1,000 invested.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$2,213,251	$1,445,630

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	290,654	303,805

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(18,814)	(6,961)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	28,944	46,084

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	(246,878)	9,019
Taxable Income to Members	$2,267,157	$1,797,577

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2012	2011

Members’ Equity for Financial Reporting Purposes	$30,379,224	$30,493,046

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	2,053,732	1,981,012

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	14,578	33,392

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$38,463,204	$38,523,120

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2013:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2012, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$719,294

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,117,783

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$364,981

Managing Members	3% of Net Cash Flow in any fiscal year.	$545,683

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$10,638

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$18,909	$18,461
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,909	$18,461

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

10.6
First Amendment to Net Lease Agreement dated June 20, 2005 between the Company and Kona Restaurant Group, Inc. relating to the Property at 5700 North Elizabeth Street, Pueblo, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 12, 2005).

10.7
Assignment and Assumption of Net Lease Agreement dated October 25, 2005 between the Company and CDK Associates LLC relating to the Property at 2908 Broadway Avenue, Yankton, South Dakota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2005).

10.8
Assignment and Assumption of Lease and Guaranty dated November 22, 2005 between the Company and Lafayette Village, LLC relating to the Property at 1016 North Route 59, Aurora, Illinois (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 22, 2005).

10.9
Assignment and Assumption of Lease dated December 1, 2005 between the Company and Loudon Road N.H. Rte. 9 Development, LLC relating to the Property at 297 Loudon Road, Concord, New Hampshire (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 7, 2005).

10.10
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

10.12
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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)