Form 10-Q
period 2013-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2013-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$3,400,815	$3,325,211

Real Estate Held for Investment:
Land	10,919,252	10,919,252
Buildings and Equipment	22,212,473	22,212,473
Acquired Intangible Lease Assets	616,719	616,719
Real Estate Investments, at cost	33,748,444	33,748,444
Accumulated Depreciation and Amortization	(6,220,565)	(5,982,289)
Real Estate Held for Investment, Net	27,527,879	27,766,155
Total Assets	$30,928,694	$31,091,366

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$189,677	$152,619
Distributions Payable	544,945	544,945
Unearned Rent	19,711	14,578
Total Current Liabilities	754,333	712,142

Members’ Equity:
Managing Members	2,193	8,339
Limited Members – 50,000 Units authorized; 41,858 Units issued and outstanding	30,172,168	30,370,885
Total Members’ Equity	30,174,361	30,379,224
Total Liabilities and Members’ Equity	$30,928,694	$31,091,366

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$664,964	$643,175

Expenses:
LLC Administration – Affiliates	81,330	86,895
LLC Administration and Property Management – Unrelated Parties	11,695	11,370
Depreciation and Amortization	234,185	225,014
Total Expenses	327,210	323,279

Operating Income	337,754	319,896

Other Income:
Interest Income	2,328	814

Income from Continuing Operations	340,082	320,710

Income from Discontinued Operations	0	56,441

Net Income	$340,082	$377,151

Net Income Allocated:
Managing Members	$10,202	$11,315
Limited Members	329,880	365,836
Total	$340,082	$377,151

Income per LLC Unit:
Continuing Operations	$7.88	$7.42
Discontinued Operations	0.00	1.31
Total – Basic and Diluted	$7.88	$8.73

Weighted Average Units Outstanding – Basic and Diluted	41,858	41,920

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$340,082	$377,151

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	238,276	225,014
Increase (Decrease) in Payable to AEI Fund Management, Inc.	37,058	40,312
Increase (Decrease) in Unearned Rent	5,133	14,561
Total Adjustments	280,467	279,887
Net Cash Provided By Operating Activities	620,549	657,038

Cash Flows from Financing Activities:
Distributions Paid to Members	(544,945)	(651,717)

Net Increase (Decrease) in Cash	75,604	5,321

Cash, beginning of period	3,325,211	894,730

Cash, end of period	$3,400,815	$900,051

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(16,348)	(528,600)	(544,948)

Net Income	11,315	365,836	377,151

Balance, March 31, 2012	$(3,704)	$30,328,953	$30,325,249	41,919.75

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(16,348)	(528,597)	(544,945)

Net Income	10,202	329,880	340,082

Balance, March 31, 2013	$2,193	$30,172,168	$30,174,361	41,857.70

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3)  Real Estate Held for Investment –

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The Company allocated $315,983 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $125,082 and above-market lease intangibles of $190,901. The Company incurred $28,944 of acquisition expenses related to the purchase that were expensed.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years (as of the date of purchase) and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Held for Investment – (Continued)

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

(5)  Discontinued Operations –

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$0	$56,441
Income from Discontinued Operations	$0	$56,441

(6)  Fair Value Measurements –

As of March 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, the Company recognized rental income from continuing operations of $664,964 and $643,175, respectively.  In 2013, rental income increased due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Company expects to recognize rental income from continuing operations of approximately $2,674,000 in 2013.

For the three months ended March 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $81,330 and $86,895, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,695 and $11,370, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the three months ended March 31, 2013 and 2012, the Company recognized interest income of $2,328 and $814, respectively.  In 2013, interest income increased primarily due to the Company having more money invested in a money market account due to property sales.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013 and 2012, the Company's cash balances increased $75,604 and $5,321, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $657,038 in 2012 to $620,549 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2013.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2013 and 2012, the Company did not complete any property acquisitions or property sales.

On July 25, 2012, the Company purchased a 50% interest in a Coliseum Health urgent care clinic in Macon, Georgia for $967,500.  The property is leased to Macon Healthcare, LLC under a Lease Agreement with a remaining primary term of 11.7 years (as of the date of purchase) and annual rent of $79,625 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2013 and 2012, the Company declared distributions of $544,945 and $544,948, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $528,597 and $528,600 and the Managing Members received distributions of $16,348 and $16,348 for the periods, respectively.

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

During the first three months of 2013 and 2012, the Company did not redeem any Units from the Limited Members.  During the remainder of 2012, three Limited Members redeemed a total of 62.05 Units for $39,295 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of thirteen Limited Members redeemed 515.01 Units for $369,005.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,216 in 2012.

At March 31, 2013, the Company had entered into one formal contractual commitment to expend capital.  In March 2013, the Company entered into an agreement to purchase a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.8 years and annual rent of $170,836 for the interest to be purchased.  The remaining interest in the property is scheduled to be purchased by AEI Income & Growth Fund 24 LLC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)