Form 10-Q
period 2013-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2013-08-15
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$1,021,166	$3,325,211

Real Estate Held for Investment:
Land	11,040,202	10,919,252
Buildings and Equipment	23,099,019	22,212,473
Acquired Intangible Lease Assets	1,114,955	616,719
Real Estate Investments, at cost	35,254,176	33,748,444
Accumulated Depreciation and Amortization	(6,394,674)	(5,982,289)
Real Estate Held for Investment, Net	28,859,502	27,766,155
Real Estate Held for Sale	705,198	0
Total Real Estate	29,564,700	27,766,155
Total Assets	$30,585,866	$31,091,366

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$145,068	$152,619
Distributions Payable	544,944	544,945
Unearned Rent	35,361	14,578
Total Current Liabilities	725,373	712,142

Members’ Equity (Deficit):
Managing Members	(7,223)	8,339
Limited Members – 50,000 Units authorized; 41,808 and 41,858 Units issued and outstanding in 2013 and 2012, respectively	29,867,716	30,370,885
Total Members’ Equity	29,860,493	30,379,224
Total Liabilities and Members’ Equity	$30,585,866	$31,091,366

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$658,386	$632,749	$1,307,180	$1,259,754

Expenses:
LLC Administration – Affiliates	78,790	87,810	160,120	174,705
LLC Administration and Property Management – Unrelated Parties	44,571	23,520	56,244	34,850
Property Acquisition	51,980	0	51,980	0
Depreciation and Amortization	230,534	218,860	458,565	437,720
Total Expenses	405,875	330,190	726,909	647,275

Operating Income	252,511	302,559	580,271	612,479

Other Income:
Interest Income	2,056	2,696	4,384	3,510

Income from Continuing Operations	254,567	305,255	584,655	615,989

Income from Discontinued Operations	9,600	888,693	19,594	955,110

Net Income	$264,167	$1,193,948	$604,249	$1,571,099

Net Income Allocated:
Managing Members	$7,925	$30,670	$18,127	$41,985
Limited Members	256,242	1,163,278	586,122	1,529,114
Total	$264,167	$1,193,948	$604,249	$1,571,099

Income per LLC Unit:
Continuing Operations	$5.91	$7.07	$13.56	$14.26
Discontinued Operations	.22	20.72	.45	22.24
Total – Basic and Diluted	$6.13	$27.79	$14.01	$36.50

Weighted Average Units Outstanding – Basic and Diluted	41,808	41,865	41,833	41,892

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$604,249	$1,571,099

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	479,055	450,028
Gain on Sale of Real Estate	0	(859,727)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,551)	(6,803)
Increase (Decrease) in Unearned Rent	20,783	(3,165)
Total Adjustments	492,287	(419,667)
Net Cash Provided By Operating Activities	1,096,536	1,151,432

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	3,050,707
Investments in Real Estate	(2,277,600)	0
Net Cash Provided By (Used For) Investing Activities	(2,277,600)	3,050,707

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,089,890)	(1,196,665)
Redemption Payments	(33,091)	(35,800)
Net Cash Used For Financing Activities	(1,122,981)	(1,232,465)

Net Increase (Decrease) in Cash	(2,304,045)	2,969,674

Cash, beginning of period	3,325,211	894,730

Cash, end of period	$1,021,166	$3,864,404

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(33,764)	(1,162,902)	(1,196,666)

Redemption Payments	(1,074)	(34,726)	(35,800)	(55.00)

Net Income	41,985	1,529,114	1,571,099

Balance, June 30, 2012	$8,476	$30,823,203	$30,831,679	41,864.75

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(32,696)	(1,057,193)	(1,089,889)

Redemption Payments	(993)	(32,098)	(33,091)	(49.58)

Net Income	18,127	586,122	604,249

Balance, June 30, 2013	$(7,223)	$29,867,716	$29,860,493	41,808.12

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The Company allocated $498,236 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $310,984 and above-market lease intangibles of $187,252. The Company incurred $51,980 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $170,836 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC.

For the six months ended June 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $23,226 and $17,866, respectively, and the decrease to rental income for above-market leases was $8,182 and $0, respectively.  For lease intangibles owned as of June 30, 2013, the weighted average remaining life is 103 months for in-place lease intangibles and 122 months for above-market leases, the estimated amortization expense is $78,903 and the estimated decrease to rental income is $35,902 for each of the next five succeeding years.

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

On August 2, 2013, the Company sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Company received net sale proceeds of approximately $971,000, which resulted in a net gain of approximately $265,800.  At the time of sale, the cost and related accumulated depreciation was $771,868 and $66,670, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $705,198.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$16,170	$34,984	$32,340	$107,595
Property Management Expenses	(416)	136	(438)	96
Depreciation	(6,154)	(6,154)	(12,308)	(12,308)
Gain on Disposal of Real Estate	0	859,727	0	859,727
Income from Discontinued Operations	$9,600	$888,693	$19,594	$955,110

(7)  Fair Value Measurements –

As of June 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2013 and 2012, the Company recognized rental income from continuing operations of $1,307,180 and $1,259,754, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $2,684,000 in 2013.

For the six months ended June 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $160,120 and $174,705, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $56,244 and $34,850, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2013, the Company incurred property acquisition expenses of $51,980 related to the purchase of the PetSmart store in Gonzales, Louisiana.

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

For the six months ended June 30, 2013 and 2012, the Company recognized interest income of $4,384 and $3,510, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2013, the Company recognized income from discontinued operations of $19,594 representing rental income less property management expenses and depreciation.  For the six months ended June 30, 2012, the Company recognized income from discontinued operations of $955,110 representing rental income less property management expenses and depreciation of $95,383 and gain on disposal of real estate of $859,727.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of $3,050,707, which resulted in a net gain of $859,727.  At the time of sale, the cost and related accumulated depreciation was $2,939,385 and $748,405, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On August 2, 2013, the Company sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Company received net sale proceeds of approximately $971,000, which resulted in a net gain of approximately $265,800.  At the time of sale, the cost and related accumulated depreciation was $771,868 and $66,670, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $705,198.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company's cash balances decreased $2,304,045 as a result of cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2012, the Company's cash balances increased $2,969,674 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,151,432 in 2012 to $1,096,536 in 2013 as a result of a decrease in total rental and interest income in 2013 and an increase in LLC administration and property management expenses in 2013, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013, cash from operations was reduced by $51,980 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Company generated cash flow from the sale of real estate of $3,050,707.  During the six months ended June 30, 2013, the Company expended $2,277,600 to invest in real properties as the Company reinvested cash generated from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $170,836 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC.

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

For the six months ended June 30, 2013 and 2012, the Company declared distributions of $1,089,889 and $1,196,666, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,057,193 and $1,162,902 and the Managing Members received distributions of $32,696 and $33,764 for the periods, respectively.  In June 2012, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in higher distributions declared in 2012.  The special distribution represented a return of capital of $2.52 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2013, five Limited Members redeemed a total of 49.58 Units for $32,098 in accordance with the Operating Agreement.  On April 1, 2012, two Limited Members redeemed a total of 55.0 Units for $34,726.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $993 and $1,074 in 2013 and 2012, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/13 to 4/30/13	49.58	$647.40	626.64(1)	(2)

5/1/13 to 5/31/13	--	--	--	--

6/1/13 to 6/30/13	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 14, 2013	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)