Form 10-Q
period 2013-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2013-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$2,084,856	$3,325,211

Real Estate Held for Investment:
Land	10,107,888	10,919,252
Buildings and Equipment	20,593,582	22,212,473
Acquired Intangible Lease Assets	1,114,955	616,719
Real Estate Investments, at cost	31,816,425	33,748,444
Accumulated Depreciation and Amortization	(5,674,295)	(5,982,289)
Real Estate Held for Investment, Net	26,142,130	27,766,155
Real Estate Held for Sale	1,835,125	0
Total Real Estate	27,977,255	27,766,155
Total Assets	$30,062,111	$31,091,366

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$153,419	$152,619
Distributions Payable	651,713	544,945
Unearned Rent	48,789	14,578
Total Current Liabilities	853,921	712,142

Members’ Equity:
Managing Members	2,556	8,339
Limited Members – 50,000 Units authorized; 41,808 and 41,858 Units issued and outstanding in 2013 and 2012, respectively	29,205,634	30,370,885
Total Members’ Equity	29,208,190	30,379,224
Total Liabilities and Members’ Equity	$30,062,111	$31,091,366

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$628,646	$588,989	$1,819,305	$1,733,944

Expenses:
LLC Administration – Affiliates	78,424	84,778	238,544	259,483
LLC Administration and Property Management – Unrelated Parties	17,358	18,708	73,339	53,272
Property Acquisition	931	27,240	52,911	27,240
Depreciation and Amortization	227,638	200,884	639,151	591,552
Total Expenses	324,351	331,610	1,003,945	931,547

Operating Income	304,295	257,379	815,360	802,397

Other Income:
Interest Income	1,105	3,253	5,489	6,763

Income from Continuing Operations	305,400	260,632	820,849	809,160

Income (Loss) from Discontinued Operations	(305,990)	43,618	(217,190)	1,066,189

Net Income (Loss)	$(590)	$304,250	$603,659	$1,875,349

Net Income (Loss) Allocated:
Managing Members	$27,195	$16,276	$45,322	$58,261
Limited Members	(27,785)	287,974	558,337	1,817,088
Total	$(590)	$304,250	$603,659	$1,875,349

Income (Loss) per LLC Unit:
Continuing Operations	$7.09	$6.04	$19.04	$18.74
Discontinued Operations	(7.75)	.84	(5.69)	24.64
Total – Basic and Diluted	$(.66)	$6.88	$13.35	$43.38

Weighted Average Units Outstanding – Basic and Diluted	41,808	41,865	41,825	41,883

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$603,659	$1,875,349

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	739,195	683,319
Real Estate Impairment	622,107	0
Gain on Sale of Real Estate	(276,140)	(859,263)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	800	74,442
Increase (Decrease) in Unearned Rent	34,211	(17,742)
Total Adjustments	1,120,173	(119,244)
Net Cash Provided By Operating Activities	1,723,832	1,756,105

Cash Flows from Investing Activities:
Investments in Real Estate	(2,277,600)	(967,500)
Proceeds from Sale of Real Estate	981,338	3,503,230
Net Cash Provided By (Used For) Investing Activities	(1,296,262)	2,535,730

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,634,834)	(1,848,384)
Redemption Payments	(33,091)	(35,800)
Net Cash Used For Financing Activities	(1,667,925)	(1,884,184)

Net Increase (Decrease) in Cash	(1,240,355)	2,407,651

Cash, beginning of period	3,325,211	894,730

Cash, end of period	$2,084,856	$3,302,381

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(50,113)	(1,691,504)	(1,741,617)

Redemption Payments	(1,074)	(34,726)	(35,800)	(55.00)

Net Income	58,261	1,817,088	1,875,349

Balance, September 30, 2012	$8,403	$30,582,575	$30,590,978	41,864.75

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(50,112)	(1,691,490)	(1,741,602)

Redemption Payments	(993)	(32,098)	(33,091)	(49.58)

Net Income	45,322	558,337	603,659

Balance, September 30, 2013	$2,556	$29,205,634	$29,208,190	41,808.12

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The Company allocated $498,236 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $310,984 and above-market lease intangibles of $187,252. The Company incurred $52,911 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $170,836 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC.

For the nine months ended September 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $42,952 and $28,586, respectively, and the decrease to rental income for above-market leases was $17,158 and $2,727, respectively.  For lease intangibles owned as of September 30, 2013, the weighted average remaining life is 100 months for in-place lease intangibles and 119 months for above-market leases, the estimated amortization expense is $78,903 and the estimated decrease to rental income is $35,902 for each of the next five succeeding years.

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

On August 2, 2013, the Company sold its 21% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Company received net sale proceeds of $981,338, which resulted in a net gain of $276,140.  At the time of sale, the cost and related accumulated depreciation was $771,868 and $66,670, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles, Louisiana.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $785,125.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo, Colorado, and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  The charge was recorded against the cost of the land and building.

During the first nine months of 2013 and 2012, the Company distributed net sale proceeds of $106,768 and $106,768 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $2.53 and $2.52 per LLC Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$64,113	$73,854	$212,974	$296,248
Property Management Expenses	(610)	(556)	(1,311)	(746)
Depreciation	(23,526)	(29,680)	(82,886)	(89,040)
Real Estate Impairment	(622,107)	0	(622,107)	0
Gain on Disposal of Real Estate	276,140	0	276,140	859,727
Income (Loss) from Discontinued Operations	$(305,990)	$43,618	$(217,190)	$1,066,189

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

Fair value, as defined by United States Generally Accepted Accounting Principles (“US GAAP”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  US GAAP requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.   Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

At September 30, 2013, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Johnny Carino’s restaurant in Pueblo, Colorado, with a carrying amount of $1,672,107 at September 30, 2013, was written down to its fair value of $1,050,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $622,107 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Company recognized rental income from continuing operations of $1,819,305 and $1,733,944, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $2,450,000 and $2,544,000 in 2013 and 2014, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $238,544 and $259,483, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $73,339 and $53,272, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2013, the Company incurred property acquisition expenses of $52,911 related to the purchase of the PetSmart store in Gonzales, Louisiana.  For the nine months ended September 30, 2012, the Company incurred property acquisition expenses of $27,240 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

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

For the nine months ended September 30, 2013 and 2012, the Company recognized interest income of $5,489 and $6,763, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Company recognized a loss from discontinued operations of $217,190 representing a real estate impairment of $622,107, which was partially offset by rental income less property management expenses and depreciation of $128,777 and gain on disposal of real estate of $276,140.  For the nine months ended September 30, 2012, the Company recognized income from discontinued operations of $1,066,189 representing rental income less property management expenses and depreciation of $206,462 and gain on disposal of real estate of $859,727.

In March 2012, the Company entered into an agreement to sell the Tractor Supply Company store in Marion, Indiana to an unrelated third party.  On May 1, 2012, the sale closed with the Company receiving net sale proceeds of $3,050,707, which resulted in a net gain of $859,727.  At the time of sale, the cost and related accumulated depreciation was $2,939,385 and $748,405, respectively.

On August 2, 2013, the Company sold its 21% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Company received net sale proceeds of $981,338, which resulted in a net gain of $276,140.  At the time of sale, the cost and related accumulated depreciation was $771,868 and $66,670, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles, Louisiana.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $785,125.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo, Colorado, and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  The charge was recorded against the cost of the land and building.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company's cash balances decreased $1,240,355 as a result of cash used to purchase property, which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions and redemption payments paid to the Members.  During the nine months ended September 30, 2012, the Company's cash balances increased $2,407,651 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,756,105 in 2012 to $1,723,832 in 2013 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2013.  During 2013 and 2012, cash from operations was reduced by $52,911 and $27,240, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013 and 2012, the Company generated cash flow from the sale of real estate of $981,338 and $3,503,230, respectively.  During the same periods, the Company expended $2,277,600 and $967,500 to invest in real properties as the Company reinvested cash generated from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the nine months ended September 30, 2013 and 2012, the Company declared distributions of $1,741,602 and $1,741,617, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,691,490 and $1,691,504 and the Managing Members received distributions of $50,112 and $50,113 for the periods, respectively.  In September 2013 and June 2012, the Company declared special distributions of net sale proceeds of $106,768.  The special distributions represented a return of capital of $2.53 and $2.52 per LLC unit, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)