Form 10-K
period 2013-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2014-03-31
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 41,808.124 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $41,808,124.

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

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Company owned interests in fifteen properties with a total cost of $34,886,661.  During the years ended December 31, 2011, 2012 and 2013, the Company sold four property interests and received net sale proceeds of $1,095,688, $3,503,230 and $981,338, which resulted in net gains of $159,873, $859,263 and $276,140, respectively.  During 2011, 2012 and 2013, the Company expended $2,307,312, $967,500 and $2,277,600, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2013, the Company owned interests in fifteen properties with a total cost of $34,146,944.

Major Tenants

During 2013, three tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 58% of total rental income in 2013.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2014.  The tenant of the CarMax auto superstore will likely not continue to be a major tenant as the Company is attempting to sell the property.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Company's investment objectives are to acquire existing or newly-developed commercial properties that provide (i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes.  The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the Managing Members attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Company's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Company holds an undivided fee simple interest in the properties.

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property.  At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2013.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment		Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Lake Charles, LA (50%)	12/9/03	$1,146,533	Kona Restaurant Group, Inc.	$86,826	(2)	$26.58

Jared Jewelry Store Madison Heights, MI (21%)	2/6/04	$852,592	Sterling Jewelers Inc.	$79,305		$62.25

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment		Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067		Sterling Jewelers Inc.	$169,158		$48.95

CarMax Auto Superstore Lithia Springs, GA (45%)	3/18/05	$4,242,438		CarMax Auto Superstores, Inc.	$329,144		$38.01

Johnny Carino’s Restaurant Pueblo, CO	6/20/05	$2,291,218		Kona Restaurant Group, Inc.	$147,369	(2)	$21.89

Tractor Supply Company Store Yankton, SD	10/25/05	$2,265,936		Tractor Supply Company	$185,820		$9.66

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634		Sterling Inc.	$315,144		$53.71

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345		Sterling Jewelers Inc.	$336,987		$55.69

Sports Authority Store Wichita, KS (60%)	12/22/05	$3,346,155		TSA Stores, Inc.	$337,697		$10.77

Advance Auto Parts Store Brownsville, TX	2/17/06	$1,585,269		Advance Stores Company, Inc.	$109,973		$15.98

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976		Advance Stores Company, Inc.	$46,937		$19.16

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,601		Dick’s Sporting Goods, Inc.	$219,455		$16.69

Staples Store Clermont, FL (72%)	10/21/11	$2,307,312	(1)	Staples the Office Superstore East, Inc.	$187,795		$13.15

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$79,625		$23.02

PetSmart Store Gonzales, LA (73%)	6/12/13	$2,277,600	(1)	PetSmart, Inc.	$170,836		$19.30

(1) Does not include acquisition costs that were expensed.
(2) The tenant is experiencing financial difficulties and is behind on the rent for the property, having paid rent through October 2013.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Johnny Carino’s restaurant in Lake Charles, Louisiana (AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Staples store (AEI Income & Growth Fund XXII Limited Partnership); Coliseum Health clinic (AEI Income & Growth Fund 24 LLC); and PetSmart store (AEI Income & Growth Fund 24 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2013, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 1,140 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $66,461 and $66,462 were made to the Managing Members and $2,220,094 and $2,220,100 were made to the Limited Members in 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $105,700 in both 2013 and 2012.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/13 to 10/31/13	437.14	$656.03	1,063.78(1)	(2)

11/1/13 to 11/30/13	--	--	--	--

12/1/13 to 12/31/13	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2013, the Company’s Units were valued at $800.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2013 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

Carrying Value of Properties

Properties are carried at original cost, less accumulated depreciation and amortization. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Company recognized rental income from continuing operations of $2,121,546 and $1,995,621, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Company expects to recognize rental income from continuing operations of approximately $2,215,000 in 2014.

For the years ended December 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $312,158 and $336,625, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $82,261 and $62,411, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2013, the Company incurred property acquisition expenses of $53,906 related to the purchase of the PetSmart store in Gonzales, Louisiana.  For the year ended December 31, 2012, the Company incurred property acquisition expenses of $28,944 related to the purchase of the Coliseum Health urgent care clinic in Macon, Georgia.

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

For the years ended December 31, 2013 and 2012, the Company recognized interest income of $6,568 and $9,108, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Company recognized a loss from discontinued operations of $458,665 representing real estate impairments of $1,107,232, which were partially offset by rental income less property management expenses and depreciation of $372,427 and gain on disposal of real estate of $276,140.  For the year ended December 31, 2012, the Company recognized income from discontinued operations of $1,342,167 representing rental income less property management expenses and depreciation of $482,440 and gain on disposal of real estate of $859,727.

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

The tenant of the Johnny Carino’s restaurants is experiencing financial difficulties and has closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). The tenant is behind on the rent for both properties, having paid rent through October 2013. As of December 31, 2013, the tenant owed $39,033 of past due rent, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with the tenant towards a solution.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Company recognized an additional real estate impairment of $250,000 to decrease the carrying value to the estimated fair value of $800,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company received a non-binding letter of intent to purchase the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $550,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

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

Liquidity and Capital Resources

During the year ended December 31, 2013, the Company's cash balances decreased $1,692,793 as a result of cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the year ended December 31, 2012, the Company's cash balances increased $2,430,481 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $2,328,596 in 2012 to $2,218,755 in 2013 as a result of an increase in LLC administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2013.  During 2013 and 2012, cash from operations was reduced by $53,906 and $28,944, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2013 and 2012, the Company generated cash flow from the sale of real estate of $981,338 and $3,503,230, respectively.  During the same periods, the Company expended $2,277,600 and $967,500 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the years ended December 31, 2013 and 2012, the Company declared distributions of $2,286,555 and $2,286,562, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $2,220,094 and $2,220,100 and the Managing Members received distributions of $66,461 and $66,462 for the periods, respectively.

As part of the distributions discussed above, the Company declared special distributions of net sale proceeds of $106,768 in both 2013 and 2012.  The Limited Members received distributions of $105,700 and the Managing Members received distributions of $1,068 for each year.  The Limited Members’ distributions represented $2.53 and $2.52 per Unit in 2013 and 2012, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2013, nine Limited Members redeemed a total of 486.72 Units for $318,875 in accordance with the Operating Agreement.  During 2012, three Limited Members redeemed a total of 62.05 Units for $39,295.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, a total of thirteen Limited Members redeemed 515.01 Units for $369,005.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $9,862 and $1,216 in 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheet as of December 31, 2013 and 2012	18

Statements for the Years Ended December 31, 2013 and 2012:

Income	19

Cash Flows	20

Changes in Members’ Equity	21

Notes to Financial Statements	22 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in members' equity for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$1,632,418	$3,325,211

Real Estate Held for Investment:
Land	8,273,443	10,919,252
Buildings and Equipment	18,185,589	22,212,473
Acquired Intangible Lease Assets	1,114,955	616,719
Real Estate Investments, at cost	27,573,987	33,748,444
Accumulated Depreciation and Amortization	(5,064,096)	(5,982,289)
Real Estate Held for Investment, Net	22,509,891	27,766,155
Real Estate Held for Sale	4,745,625	0
Total Real Estate	27,255,516	27,766,155
Total Assets	$28,887,934	$31,091,366

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$112,912	$152,619
Distributions Payable	544,951	544,945
Unearned Rent	15,485	14,578
Total Current Liabilities	673,348	712,142

Members’ Equity:
Managing Members	2,355	8,339
Limited Members – 50,000 Units authorized; 41,371 and 41,858 Units issued and outstanding in 2013 and 2012, respectively	28,212,231	30,370,885
Total Members’ Equity	28,214,586	30,379,224
Total Liabilities and Members’ Equity	$28,887,934	$31,091,366

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$2,121,546	$1,995,621

Expenses:
LLC Administration – Affiliates	312,158	336,625
LLC Administration and Property Management – Unrelated Parties	82,261	62,411
Property Acquisition	53,906	28,944
Depreciation and Amortization	770,470	705,665
Total Expenses	1,218,795	1,133,645

Operating Income	902,751	861,976

Other Income:
Interest Income	6,568	9,108

Income from Continuing Operations	909,319	871,084

Income (Loss) from Discontinued Operations	(458,665)	1,342,167

Net Income	$450,654	$2,213,251

Net Income Allocated:
Managing Members	$70,339	$74,688
Limited Members	380,315	2,138,563
Total	$450,654	$2,213,251

Income (Loss) per LLC Unit:
Continuing Operations	$21.15	$20.18
Discontinued Operations	(12.03)	30.89
Total – Basic and Diluted	$9.12	$51.07

Weighted Average Units Outstanding – Basic and Diluted	41,711	41,877

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income	$450,654	$2,213,251

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	975,809	927,521
Real Estate Impairment	1,107,232	0
Gain on Sale of Real Estate	(276,140)	(859,263)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(39,707)	65,901
Increase (Decrease) in Unearned Rent	907	(18,814)
Total Adjustments	1,768,101	115,345
Net Cash Provided By Operating Activities	2,218,755	2,328,596

Cash Flows from Investing Activities:
Investments in Real Estate	(2,277,600)	(967,500)
Proceeds from Sale of Real Estate	981,338	3,503,230
Net Cash Provided By (Used For) Investing Activities	(1,296,262)	2,535,730

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,286,549)	(2,393,334)
Redemption Payments	(328,737)	(40,511)
Net Cash Used For Financing Activities	(2,615,286)	(2,433,845)

Net Increase (Decrease) in Cash	(1,692,793)	2,430,481

Cash, beginning of year	3,325,211	894,730

Cash, end of year	$1,632,418	$3,325,211

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$1,329	$30,491,717	$30,493,046	41,919.75

Distributions Declared	(66,462)	(2,220,100)	(2,286,562)

Redemption Payments	(1,216)	(39,295)	(40,511)	(62.05)

Net Income	74,688	2,138,563	2,213,251

Balance, December 31, 2012	8,339	30,370,885	30,379,224	41,857.70

Distributions Declared	(66,461)	(2,220,094)	(2,286,555)

Redemption Payments	(9,862)	(318,875)	(328,737)	(486.72)

Net Income	70,339	380,315	450,654

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Company recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

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

At December 31, 2013, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Johnny Carino’s restaurant in Pueblo, Colorado, with a carrying amount of $1,672,107 at September 30, 2013, was written down to its estimated fair value of $1,050,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $622,107 was included in earnings for the third quarter of 2013.  At December 31, 2013, after completing our long-lived asset valuation analysis, the property was further written down to $800,000, its estimated fair value at that date.  The resulting impairment charge of $250,000 was included in earnings for the fourth quarter of 2013.  In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

The Johnny Carino’s restaurant in Lake Charles, Louisiana, with a carrying amount of $785,125 at December 31, 2013, was written down to its estimated fair value of $550,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $235,125 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon a non-binding letter of intent to purchase the property, which is considered a Level 2 input in the valuation hierarchy.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2013 and 2012.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

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

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Johnny Carino’s restaurant in Lake Charles, Louisiana (50% – AEI Private Net Lease Millennium Fund Limited Partnership); Jared Jewelry store in Madison Heights, Michigan (21% – AEI Income & Growth Fund 23 LLC and AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership); CarMax auto superstore (45% – AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Sports Authority store (60% – AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership); Dick’s Sporting Goods store (27% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 26 LLC); Staples store (72% – AEI Income & Growth Fund XXII Limited Partnership); Coliseum Health clinic (50% – AEI Income & Growth Fund 24 LLC); and PetSmart store (73% – AEI Income & Growth Fund 24 LLC).

The Company owned a 21% interest in a Scott & White Clinic.  AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company, owned the remaining 79% interest in this property until the property was sold to an unrelated third party in 2013.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$312,158	$336,625

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $10,001 and $1,768 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$92,262	$64,179

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$53,906	$28,944

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$8,826	$38,031

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Held for Investment –

The Company leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

The Company's properties are commercial, single-tenant buildings.  The Johnny Carino’s restaurant in Lake Charles, Louisiana was constructed and acquired in 2003.  The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004.  The land for the Johnny Carino’s restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The CarMax auto superstore and the Tractor Supply Company store in Yankton, South Dakota were constructed in 2003 and acquired in 2005.  The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005.  The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005.  The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005.  The Advance Auto Parts stores were constructed in 2005 and acquired in 2006.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The Coliseum Health clinic was constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Jared Jewelry, Madison Heights, MI	$323,259	$529,333	$852,592	$209,084
Jared Jewelry, Auburn Hills, MI	421,489	1,777,578	2,199,067	636,964
Tractor Supply, Yankton, SD	351,221	1,914,715	2,265,936	628,668
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	1,001,032
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	652,242
Sports Authority, Wichita, KS	1,046,434	2,299,721	3,346,155	739,739
Advance Auto Parts, Brownsville, TX	292,522	1,292,747	1,585,269	407,216
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	107,125
Dick’s Sporting Goods, Fredericksburg, VA	1,603,558	1,523,043	3,126,601	358,494
Staples, Clermont, FL	615,600	1,390,976	2,006,576	122,869
Coliseum Health, Macon, GA	200,000	451,517	651,517	26,339
PetSmart, Gonzales, LA	277,400	1,501,964	1,779,364	32,543
	$8,273,443	$18,185,589	$26,459,032	$4,922,315

For the years ended December 31, 2013 and 2012, the Company recognized depreciation expense for properties not held for sale of $707,793 and $665,467, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The Company allocated $498,236 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $310,984 and above-market lease intangibles of $187,252. The Company incurred $53,906 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $170,836 for the interest purchased.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 97 and 101 months, respectively)	$736,802	$108,830	$425,818	$46,153

Above-Market Lease Intangibles (weighted average life of 116 and 135 months, respectively)	378,153	32,951	190,901	6,818
Acquired Intangible Lease Assets	$1,114,955	$141,781	$616,719	$52,971

For the years ended December 31, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $62,677 and $40,198, respectively, and the decrease to rental income for above-market leases was $26,133 and $6,818, respectively.  For lease intangibles not held for sale at December 31, 2013, the estimated amortization expense is $78,903 and the estimated decrease to rental income is $35,902 for each of the next five succeeding years.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$2,817,367
2015	2,869,208
2016	2,923,481
2017	2,647,524
2018	2,604,419
Thereafter	11,117,806
$24,979,805

There were no contingent rents recognized in 2013 and 2012.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Sterling Jewelers Group	Retail	$894,046	$895,385
TSA Stores, Inc.	Retail	337,697	332,580
CarMax Auto Superstores, Inc.	Retail	329,144	329,144
Aggregate rental income of major tenants		$1,560,887	$1,557,109
Aggregate rental income of major tenants as a percentage of total rental income		58%	58%

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

The tenant of the Johnny Carino’s restaurants is experiencing financial difficulties and has closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). The tenant is behind on the rent for both properties, having paid rent through October 2013. As of December 31, 2013, the tenant owed $39,033 of past due rent, which was not accrued for financial reporting purposes.  The Company will continue to monitor the situation and work with the tenant towards a solution.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Company recognized an additional real estate impairment of $250,000 to decrease the carrying value to the estimated fair value of $800,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company received a non-binding letter of intent to purchase the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $550,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Company determined the Johnny Carino’s restaurant was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$561,634	$699,246
Property Management Expenses	(10,001)	(1,768)
Depreciation	(179,206)	(215,038)
Real Estate Impairment	(1,107,232)	0
Gain on Disposal of Real Estate	276,140	859,727
Income (Loss) from Discontinued Operations	$(458,665)	$1,342,167

 (7)  Members’ Capital –

For the years ended December 31, 2013 and 2012, the Company declared distributions of $2,286,555 and $2,286,562, respectively.  The Limited Members received distributions of $2,220,094 and $2,220,100 and the Managing Members received distributions of $66,461 and $66,462 for the years, respectively.  The Limited Members' distributions represented $53.23 and $53.01 per LLC Unit outstanding using 41,711 and 41,877 weighted average Units in 2013 and 2012, respectively.  The distributions represented $1.41 and $50.13 per Unit of Net Income and $51.82 and $2.88 per Unit of return of contributed capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $106,768 in both 2013 and 2012.  The Limited Members received distributions of $105,700 and the Managing Members received distributions of $1,068 for each year.  The Limited Members’ distributions represented $2.53 and $2.52 per Unit in 2013 and 2012, respectively.

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

During 2013, nine Limited Members redeemed a total of 486.72 Units for $318,875 in accordance with the Operating Agreement.  During 2012, three Limited Members redeemed a total of 62.05 Units for $39,295.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $9,862 and $1,216 in 2013 and 2012, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$450,654	$2,213,251

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	326,013	290,654

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	39,940	(18,814)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	53,906	28,944

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	7,500	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	1,107,232	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(30,496)	(246,878)
Taxable Income to Members	$1,954,749	$2,267,157

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2013	2012

Members’ Equity for Financial Reporting Purposes	$28,214,586	$30,379,224

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	3,510,387	2,053,732

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	54,518	14,578

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	7,500	0

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$37,802,661	$38,463,204

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2014:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2013, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$773,200

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,429,941

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$373,807

Managing Members	3% of Net Cash Flow in any fiscal year.	$620,938

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$11,706

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$19,525	$18,909
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,525	$18,909

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 16.

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)