Form 10-Q
period 2014-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2014-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,613,842	$1,632,418

Real Estate Held for Investment:
Land	8,273,443	8,273,443
Buildings and Equipment	18,185,589	18,185,589
Acquired Intangible Lease Assets	1,114,955	1,114,955
Real Estate Investments, at cost	27,573,987	27,573,987
Accumulated Depreciation and Amortization	(5,276,630)	(5,064,096)
Real Estate Held for Investment, Net	22,297,357	22,509,891
Real Estate Held for Sale	1,350,000	4,745,625
Equity Method Investment Held for Sale	3,496,949	0
Total Real Estate	27,144,306	27,255,516
Total Assets	$28,758,148	$28,887,934

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$140,442	$112,912
Distributions Payable	544,951	544,951
Unearned Rent	27,312	15,485
Total Current Liabilities	712,705	673,348

Members’ Equity:
Managing Members	478	2,355
Limited Members – 50,000 Units authorized; 41,371 Units issued and outstanding	28,044,965	28,212,231
Total Members’ Equity	28,045,443	28,214,586
Total Liabilities and Members’ Equity	$28,758,148	$28,887,934

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$553,134	$508,536

Expenses:
LLC Administration – Affiliates	83,064	81,330
LLC Administration and Property Management – Unrelated Parties	14,626	11,623
Depreciation and Amortization	203,558	180,425
Total Expenses	301,248	273,378

Operating Income	251,886	235,158

Other Income:
Interest Income	1,072	2,328

Income from Continuing Operations	252,958	237,486

Income from Discontinued Operations	122,850	102,596

Net Income	$375,808	$340,082

Net Income Allocated:
Managing Members	$14,471	$10,202
Limited Members	361,337	329,880
Total	$375,808	$340,082

Income per LLC Unit:
Continuing Operations	$5.93	$5.50
Discontinued Operations	2.80	2.38
Total – Basic and Diluted	$8.73	$7.88

Weighted Average Units Outstanding – Basic and Diluted	41,371	41,858

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$375,808	$340,082

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	212,534	238,276
Income from Equity Method Investment Held for Sale	(73,944)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	27,530	37,058
Increase (Decrease) in Unearned Rent	11,827	5,133
Total Adjustments	177,947	280,467
Net Cash Provided By Operating Activities	553,755	620,549

Cash Flows from Investing Activities:
Cash Paid for Equity Method Investment Held for Sale	(27,380)	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(544,951)	(544,945)

Net Increase (Decrease) in Cash	(18,576)	75,604

Cash, beginning of period	1,632,418	3,325,211

Cash, end of period	$1,613,842	$3,400,815

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$3,395,625	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(16,348)	(528,597)	(544,945)

Net Income	10,202	329,880	340,082

Balance, March 31, 2013	$2,193	$30,172,168	$30,174,361	41,857.70

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(16,348)	(528,603)	(544,951)

Net Income	14,471	361,337	375,808

Balance, March 31, 2014	$478	$28,044,965	$28,045,443	41,370.98

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Company’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Company has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Company anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

(4)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Real Estate Held for Investment –

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The Company allocated $498,236 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $310,984 and above-market lease intangibles of $187,252. The Company incurred $53,906 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $170,836 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC.

(6) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Partnership.  As of March 31, 2014, the investment balance consists of the following:

Real Estate Contributed	$3,395,625
Cash Contributed	27,380
Net Income	73,944
Distributions Received	0
Equity Method Investment Held for Sale	$3,496,949

(7)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Discontinued Operations –

On August 2, 2013, the Company sold its 21% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Company received net sale proceeds of $981,338, which resulted in a net gain of $276,140.  At the time of sale, the cost and related accumulated depreciation was $771,868 and $66,670, respectively.

The tenant of the Johnny Carino’s restaurants is experiencing financial difficulties and has closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). The tenant is behind on the rent for both properties, having paid rent through October 2013. On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $550,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Discontinued Operations – (Continued)

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 6.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$60,166	$156,428
Property Management Expenses	(11,260)	(72)
Depreciation	0	(53,760)
Income from Equity Method Investment Held for Sale	73,944	0
Income from Discontinued Operations	$122,850	$102,596

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$48,906	$156,356
Investing Activities	$(27,380)	$0

(9)  Fair Value Measurements –

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Fair Value Measurements – (Continued)

At March 31, 2014 and December 31, 2013, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2014 and 2013, the Company recognized rental income from continuing operations of $553,134 and $508,536, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Company expects to recognize rental income from continuing operations of approximately $2,215,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $83,064 and $81,330, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,626 and $11,623, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2014 and 2013, the Company recognized interest income of $1,072 and $2,328, respectively.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Company has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Company anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014, the Company recognized income from discontinued operations of $122,850, representing rental income less property management expenses of $48,906 and income from an equity method investment held for sale of $73,944.  For the three months ended March 31, 2013, the Company recognized income from discontinued operations of $102,596, representing rental income less property management expenses and depreciation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The tenant of the Johnny Carino’s restaurants is experiencing financial difficulties and has closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). The tenant is behind on the rent for both properties, having paid rent through October 2013. On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $550,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.   At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Partnership.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company's cash balances decreased $18,576 as a result of cash paid for an equity method investment held for sale, which was partially offset by cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2013, the Company's cash balances increased $75,604 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $620,549 in 2013 to $553,755 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in LLC administration and property management expenses in 2014, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2014 and 2013, the Company did not complete any property acquisitions or property sales.  However, during the three months ended March 31, 2014, the Company paid cash for an equity method investment held for sale of $27,380.

On June 12, 2013, the Company purchased a 73% interest in a PetSmart store in Gonzales, Louisiana for $2,277,600.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $170,836 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2014 and 2013, the Company declared distributions of $544,951 and $544,945, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $528,603 and $528,597 and the Managing Members received distributions of $16,348 and $16,348 for the periods, respectively.

In September 2013, the Company declared a special distribution of net sale proceeds of $106,768.  The Limited Members received distributions of $105,700 and the Managing Members received distributions of $1,068.  The Limited Members’ distributions represented $2.53 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2014 and 2013, the Company did not redeem any Units from the Limited Members.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)