Form 10-Q
period 2014-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2014-08-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$5,055,375	$1,632,418

Real Estate Held for Investment:
Land	8,273,443	8,273,443
Buildings and Equipment	18,185,589	18,185,589
Acquired Intangible Lease Assets	1,114,955	1,114,955
Real Estate Investments, at cost	27,573,987	27,573,987
Accumulated Depreciation and Amortization	(5,489,164)	(5,064,096)
Real Estate Held for Investment, Net	22,084,823	22,509,891
Real Estate Held for Sale	1,350,000	4,745,625
Equity Method Investment Held for Sale	975,786	0
Total Real Estate	24,410,609	27,255,516
Total Assets	$29,465,984	$28,887,934

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$117,217	$112,912
Distributions Payable	541,410	544,951
Unearned Rent	69,010	15,485
Total Current Liabilities	727,637	673,348

Members’ Equity:
Managing Members	10,695	2,355
Limited Members – 50,000 Units authorized; 41,267 and 41,371 Units issued and outstanding as of 6/30/14 and 12/31/13, respectively	28,727,652	28,212,231
Total Members’ Equity	28,738,347	28,214,586
Total Liabilities and Members’ Equity	$29,465,984	$28,887,934

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$554,259	$517,551	$1,107,393	$1,026,087

Expenses:
LLC Administration – Affiliates	80,014	78,790	163,078	160,120
LLC Administration and Property Management – Unrelated Parties	26,949	44,294	41,575	55,917
Property Acquisition	0	51,980	0	51,980
Depreciation and Amortization	203,558	182,928	407,116	363,353
Total Expenses	310,521	357,992	611,769	631,370

Operating Income	243,738	159,559	495,624	394,717

Other Income:
Interest Income	992	2,056	2,064	4,384

Income from Continuing Operations	244,730	161,615	497,688	399,101

Income from Discontinued Operations	1,056,909	102,552	1,179,759	205,148

Net Income	$1,301,639	$264,167	$1,677,447	$604,249

Net Income Allocated:
Managing Members	$25,045	$7,925	$39,516	$18,127
Limited Members	1,276,594	256,242	1,637,931	586,122
Total	$1,301,639	$264,167	$1,677,447	$604,249

Income per LLC Unit:
Continuing Operations	$5.75	$3.75	$11.68	$9.25
Discontinued Operations	25.18	2.38	27.96	4.76
Total – Basic and Diluted	$30.93	$6.13	$39.64	$14.01

Weighted Average Units Outstanding – Basic and Diluted	41,267	41,808	41,319	41,833

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS
(unaudited)
	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,677,447	$604,249

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	425,068	479,055
Income from Equity Method Investment Held for Sale	(1,152,781)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	4,305	(7,551)
Increase (Decrease) in Unearned Rent	53,525	20,783
Total Adjustments	(669,883)	492,287
Net Cash Provided By Operating Activities	1,007,564	1,096,536

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,277,600)
Cash Paid for Equity Method Investment Held for Sale	(27,380)	0
Distributions from Equity Method Investment Held for Sale	3,600,000	0
Net Cash Provided By (Used For) Investing Activities	3,572,620	(2,277,600)

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,089,902)	(1,089,890)
Redemption Payments	(67,325)	(33,091)
Net Cash Used For Financing Activities	(1,157,227)	(1,122,981)

Net Increase (Decrease) in Cash	3,422,957	(2,304,045)

Cash, beginning of period	1,632,418	3,325,211

Cash, end of period	$5,055,375	$1,021,166

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$3,395,625	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(32,696)	(1,057,193)	(1,089,889)

Redemption Payments	(993)	(32,098)	(33,091)	(49.58)

Net Income	18,127	586,122	604,249

Balance, June 30, 2013	$(7,223)	$29,867,716	$29,860,493	41,808.12

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(29,156)	(1,057,205)	(1,086,361)

Redemption Payments	(2,020)	(65,305)	(67,325)	(104.12)

Net Income	39,516	1,637,931	1,677,447

Balance, June 30, 2014	$10,695	$28,727,652	$28,738,347	41,266.86

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

(6) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Company.  As of June 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$3,395,625
Cash Contributed	27,380
Net Income	1,152,781
Distributions Received	(3,600,000)
Equity Method Investment Held for Sale	$975,786

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Company recognized an additional real estate impairment of $250,000 to decrease the carrying value to the estimated fair value of $800,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.  In March 2014, the Company entered into an agreement to sell the Johnny Carino’s restaurant in Lake Charles to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of approximately $550,000.

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

During the first six months of 2014, the Company distributed net sale proceeds of $171,717.  The Limited Members received distributions of $170,000 and the Managing Members received distributions of $1,717 for the period.  The Limited Members’ distributions represented $4.12 per Unit.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$0	$157,005	$60,166	$313,433
Property Management Expenses	(21,928)	(693)	(33,188)	(765)
Depreciation	0	(53,760)	0	(107,520)
Income from Equity Method Investment Held for Sale	1,078,837	0	1,152,781	0
Income from Discontinued Operations	$1,056,909	$102,552	$1,179,759	$205,148

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(21,928)	$156,312	$26,978	$312,668
Investing Activities	$3,600,000	$0	$3,572,620	$0

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

At June 30, 2014 and December 31, 2013, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Company recognized rental income from continuing operations of $1,107,393 and $1,026,087, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Company expects to recognize rental income from continuing operations of approximately $2,216,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $163,078 and $160,120, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $41,575 and $55,917, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2013, the Company incurred property acquisition expenses of $51,980 related to the purchase of the PetSmart store in Gonzales, Louisiana.

For the six months ended June 30, 2014 and 2013, the Company recognized interest income of $2,064 and $4,384, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Company recognized income from discontinued operations of $1,179,759, representing rental income less property management expenses of $26,978 and income from an equity method investment held for sale of $1,152,781.  For the six months ended June 30, 2013, the Company recognized income from discontinued operations of $205,148 representing rental income less property management expenses and depreciation.

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $622,107 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,672,107 and the estimated fair value of $1,050,000.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Company recognized an additional real estate impairment of $250,000 to decrease the carrying value to the estimated fair value of $800,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.  In March 2014, the Company entered into an agreement to sell the Johnny Carino’s restaurant in Lake Charles to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of approximately $550,000.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.   At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by distributions received by the Company.

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

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company's cash balances increased $3,422,957 as a result of cash distributions received from an equity method investment held for sale, which was partially offset by distributions and redemption payments paid to the Members in excess of cash generated from operating activities and cash paid for an equity method investment held for sale.  During the six months ended June 30, 2013, the Company's cash balances decreased $2,304,045 as a result of cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,096,536 in 2013 to $1,007,564 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in LLC administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013, cash from operations was reduced by $51,980 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including distributions from an equity method investment held for sale.  During the six months ended June 30, 2013, the Company expended $2,277,600 to invest in real properties as the Company reinvested cash generated from property sales.  During the six months ended June 30, 2014, the Company paid cash for an equity method investment held for sale of $27,380.  During the six months ended June 30, 2014, the Company received distributions from the equity method investment of $3,600,000.  The source of all but a small portion of these distributions was proceeds from the sale of the CarMax Auto Superstore as discussed above.

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

For the six months ended June 30, 2014 and 2013, the Company declared distributions of $1,086,361 and $1,089,889, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,057,205 and $1,057,193 and the Managing Members received distributions of $29,156 and $32,696 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $171,717 in 2014.  The Limited Members received distributions of $170,000 and the Managing Members received distributions of $1,717 for the year.  The Limited Members’ distributions represented $4.12 per Unit.  In September 2013, the Company declared a special distribution of net sale proceeds of $106,768.  The Limited Members received distributions of $105,700 and the Managing Members received distributions of $1,068.  The Limited Members’ distributions represented $2.53 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2014, seven Limited Members redeemed a total of 104.12 Units for $65,305 in accordance with the Operating Agreement.  On April 1, 2013, five Limited Members redeemed a total of 49.58 Units for $32,098.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,020 and $993 in 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/14 to 4/30/14	104.12	$627.21	1,167.90(1)	(2)

5/1/14 to 5/31/14	--	--	--	--

6/1/14 to 6/30/14	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2014	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)