Form 10-Q
period 2014-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2014-11-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		22

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$4,330,516	$1,632,418

Real Estate Held for Investment:
Land	8,573,443	8,273,443
Buildings and Equipment	20,033,638	18,185,589
Acquired Intangible Lease Assets	1,405,652	1,114,955
Real Estate Investments, at cost	30,012,733	27,573,987
Accumulated Depreciation and Amortization	(5,714,064)	(5,064,096)
Real Estate Held for Investment, Net	24,298,669	22,509,891
Real Estate Held for Sale	800,000	4,745,625
Equity Method Investment Held for Sale	29,987	0
Total Real Estate	25,128,656	27,255,516
Total Assets	$29,459,172	$28,887,934

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$144,184	$112,912
Distributions Payable	543,076	544,951
Unearned Rent	61,604	15,485
Total Current Liabilities	748,864	673,348

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	103,620	0

Members’ Equity:
Managing Members	12,846	2,355
Limited Members – 50,000 Units authorized; 41,267 and 41,371 Units issued and outstanding as of 9/30/14 and 12/31/13, respectively	28,593,842	28,212,231
Total Members’ Equity	28,606,688	28,214,586
Total Liabilities and Members’ Equity	$29,459,172	$28,887,934

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$579,863	$546,360	$1,687,256	$1,572,447

Expenses:
LLC Administration – Affiliates	82,561	78,424	245,639	238,544
LLC Administration and Property Management – Unrelated Parties	16,078	16,992	56,023	72,909
Property Acquisition	51,940	931	51,940	52,911
Depreciation and Amortization	215,924	203,558	623,040	566,911
Total Expenses	366,503	299,905	976,642	931,275

Operating Income	213,360	246,455	710,614	641,172

Other Income:
Interest Income	2,908	1,105	4,972	5,489

Income from Continuing Operations	216,268	247,560	715,586	646,661

Income (Loss) from Discontinued Operations	195,149	(248,150)	1,373,278	(43,002)

Net Income (Loss)	$411,417	$(590)	$2,088,864	$603,659

Net Income (Loss) Allocated:
Managing Members	$16,625	$27,195	$56,141	$45,322
Limited Members	394,792	(27,785)	2,032,723	558,337
Total	$411,417	$(590)	$2,088,864	$603,659

Income (Loss) per LLC Unit:
Continuing Operations	$5.08	$5.74	$16.81	$15.00
Discontinued Operations	4.49	(6.40)	32.41	(1.65)
Total – Basic and Diluted	$9.57	$(.66)	$49.22	$13.35

Weighted Average Units Outstanding – Basic and Diluted	41,267	41,808	41,302	41,825

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$2,088,864	$603,659

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	648,842	739,195
Real Estate Impairment	0	622,107
Gain on Sale of Real Estate	(1,544)	(276,140)
Income from Equity Method Investment Held for Sale	(1,376,982)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	31,272	800
Increase (Decrease) in Unearned Rent	46,119	34,211
Total Adjustments	(652,293)	1,120,173
Net Cash Provided By Operating Activities	1,436,571	1,723,832

Cash Flows from Investing Activities:
Investments in Real Estate	(2,334,000)	(2,277,600)
Proceeds from Sale of Real Estate	551,544	981,338
Cash Paid for Equity Method Investment Held for Sale	(27,380)	0
Proceeds from Equity Method Investment Held for Sale	4,770,000	0
Net Cash Provided By (Used For) Investing Activities	2,960,164	(1,296,262)

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,631,312)	(1,634,834)
Redemption Payments	(67,325)	(33,091)
Net Cash Used For Financing Activities	(1,698,637)	(1,667,925)

Net Increase (Decrease) in Cash	2,698,098	(1,240,355)

Cash, beginning of period	1,632,418	3,325,211

Cash, end of period	$4,330,516	$2,084,856

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$3,395,625	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$8,339	$30,370,885	$30,379,224	41,857.70

Distributions Declared	(50,112)	(1,691,490)	(1,741,602)

Redemption Payments	(993)	(32,098)	(33,091)	(49.58)

Net Income	45,322	558,337	603,659

Balance, September 30, 2013	$2,556	$29,205,634	$29,208,190	41,808.12

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(43,630)	(1,585,807)	(1,629,437)

Redemption Payments	(2,020)	(65,305)	(67,325)	(104.12)

Net Income	56,141	2,032,723	2,088,864

Balance, September 30, 2014	$12,846	$28,593,842	$28,606,688	41,266.86

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The Company allocated $290,697 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $104,746 to Acquired Below-Market Lease Intangibles.  The Company incurred $51,940 of acquisition expenses related to the purchase that were expensed.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years and annual rent of $178,550.

For the nine months ended September 30, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $62,304 and $42,952, the decrease to rental income for above-market leases was $26,928 and $17,158, and the increase to rental income for below-market leases was $1,126 and $0, respectively.  For lease intangibles not held for sale as of September 30, 2014, the weighted average remaining life is 89 months for in-place lease intangibles, 107 months for above-market leases and 92 months for below-market leases.  The estimated amortization expense is $116,412, the estimated decrease to rental income for above-market leases is $35,902 and the estimated increase to rental income for below-market leases is $13,516 for each of the next five succeeding years.

(6) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6) Equity Method Investment Held for Sale – (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  As of September 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$3,395,625
Cash Contributed	27,380
Net Income – Rental Activity	74,150
Net Income – Gain on Sale of Real Estate	1,302,832
Distributions from Net Rental Income	(74,150)
Proceeds from Sale of Class B Interests	(4,695,850)
Equity Method Investment Held for Sale	$29,987

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.  In March 2014, the Company entered into an agreement to sell the Lake Charles property to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of $551,544, which resulted in a net gain of $1,544.

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

During the first nine months of 2014 and 2013, the Company distributed net sale proceeds of $262,626 and $106,768, respectively.  The Limited Members received distributions of $260,000 and $105,700 and the Managing Members received distributions of $2,626 and $1,068 for the periods, respectively.  The Limited Members’ distributions represented $6.30 and $2.53 per Unit, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$0	$146,399	$60,166	$459,832
Property Management Expenses	(30,596)	(976)	(65,414)	(1,741)
Depreciation	0	(47,606)	0	(155,126)
Real Estate Impairment	0	(622,107)	0	(622,107)
Income from Equity Method Investment Held for Sale	224,201	0	1,376,982	0
Gain on Disposal of Real Estate	1,544	276,140	1,544	276,140
Income (Loss) from Discontinued Operations	$195,149	$(248,150)	$1,373,278	$(43,002)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(30,596)	$145,423	$(5,248)	$458,091
Investing Activities	$1,721,544	$981,338	$5,294,164	$981,338

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Fair Value Measurements – (Continued)

At September 30, 2014 and December 31, 2013, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

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

The Johnny Carino’s restaurant in Lake Charles, Louisiana, with a carrying amount of $785,125 at December 31, 2013, was written down to its estimated fair value of $550,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $235,125 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon a non-binding letter of intent to purchase the property, which is considered a Level 2 input in the valuation hierarchy.  The property was sold on August 1, 2014.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Company recognized rental income from continuing operations of $1,687,256 and $1,572,447, respectively.  In 2014, rental income increased due to additional rent received from two property acquisitions in 2013 and 2014 and rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2014, the Company expects to recognize rental income from continuing operations of approximately $2,290,000 and $2,459,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $245,639 and $238,544, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $56,023 and $72,909, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2014, the Company incurred property acquisition expenses of $51,940 related to the purchase of the Premier Diagnostic Imaging center in Terre Haute, Indiana.  For the nine months ended September 30, 2013, the Company incurred property acquisition expenses of $52,911 related to the purchase of the PetSmart store in Gonzales, Louisiana.

For the nine months ended September 30, 2014 and 2013, the Company recognized interest income of $4,972 and $5,489, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Company recognized income from discontinued operations of $1,373,278, representing rental income of $60,166, income from an equity method investment held for sale of $1,376,982 and gain on disposal of real estate of $1,544, which were partially offset by property management expenses of $65,414.  For the nine months ended September 30, 2013, the Company recognized a loss from discontinued operations of $43,002 representing a real estate impairment of $622,107, which was partially offset by rental income less property management expenses and depreciation of $302,965 and gain on disposal of real estate of $276,140.

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $235,125 was recognized, which was the difference between the carrying value at December 31, 2013 of $785,125 and the estimated fair value of $550,000.  The charge was recorded against the cost of the land and building.  In March 2014, the Company entered into an agreement to sell the Lake Charles property to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of $551,544, which resulted in a net gain of $1,544.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.   At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Company’s share of the net income of CMLS was $1,376,982.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Company's cash balances increased $2,698,098 as a result of cash generated from the sale of property and proceeds received from an equity method investment held for sale, which were partially offset by cash used to purchase property, distributions and redemption payments paid to the Members in excess of cash generated from operating activities, and cash paid for an equity method investment held for sale.  During the nine months ended September 30, 2013, the Company's cash balances decreased $1,240,355 as a result of cash used to purchase property, which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions and redemption payments paid to the Members.

Net cash provided by operating activities decreased from $1,723,832 in 2013 to $1,436,571 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in LLC administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014 and 2013, cash from operations was reduced by $51,940 and $52,911, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the nine months ended September 30, 2014 and 2013, the Company expended $2,334,000 and $2,277,600 to invest in real properties as the Company reinvested cash generated from property sales.  During the nine months ended September 30, 2014, the Company paid cash for an equity method investment held for sale of $27,380.  During the nine months ended September 30, 2014 and 2013, the Company generated cash flow from the sale of real estate of $551,544 and $981,338, and received proceeds from the equity method investment of $4,770,000 and $0, respectively.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years and annual rent of $178,550.

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

For the nine months ended September 30, 2014 and 2013, the Company declared distributions of $1,629,437 and $1,741,602, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,585,807 and $1,691,490 and the Managing Members received distributions of $43,630 and $50,112 for the periods, respectively.  In September 2013, the Company declared a special distribution of net sale proceeds of $106,768, which resulted in higher distributions declared in 2013.

As part of the distributions discussed above, the Company distributed net sale proceeds of $262,626 and $106,768 in 2014 and 2013, respectively.  The Limited Members received distributions of $260,000 and $105,700, and the Managing Members received distributions of $2,626 and $1,068 for the periods, respectively.  The Limited Members’ distributions represented $6.30 and $2.53 per Unit, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)