Form 10-Q
period 2015-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2015-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$4,172,936	$4,182,911

Real Estate Investments:
Land	8,280,921	8,280,921
Buildings	18,740,891	18,740,891
Acquired Intangible Lease Assets	1,405,652	1,405,652
Real Estate Held For Investment, at cost	28,427,464	28,427,464
Accumulated Depreciation and Amortization	(5,722,992)	(5,495,528)
Real Estate Held for Investment, Net	22,704,472	22,931,936
Real Estate Held for Sale	1,776,343	1,776,343
Total Real Estate Investments	24,480,815	24,708,279
Total Assets	$28,653,751	$28,891,190

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$155,039	$134,238
Distributions Payable	543,905	542,448
Unearned Rent	49,597	15,485
Total Current Liabilities	748,541	692,171

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	96,862	100,241

Members’ Equity:
Managing Members	5,297	13,000
Limited Members – 50,000 Units authorized; 41,122 Units issued and outstanding as of 3/31/15 and 12/31/14	27,803,051	28,085,778
Total Members’ Equity	27,808,348	28,098,778
Total Liabilities and Members’ Equity	$28,653,751	$28,891,190

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$606,568	$553,134

Expenses:
LLC Administration – Affiliates	92,458	83,064
LLC Administration and Property Management – Unrelated Parties	25,771	14,626
Depreciation and Amortization	218,488	203,558
Total Expenses	336,717	301,248

Operating Income	269,851	251,886

Other Income:
Interest Income	2,917	1,072

Income from Continuing Operations	272,768	252,958

Income (Loss) from Discontinued Operations	(19,293)	122,850

Net Income	$253,475	$375,808

Net Income Allocated:
Managing Members	$7,604	$14,471
Limited Members	245,871	361,337
Total	$253,475	$375,808

Income (Loss) per LLC Unit:
Continuing Operations	$6.43	$5.93
Discontinued Operations	(.45)	2.80
Total – Basic and Diluted	$5.98	$8.73

Weighted Average Units Outstanding – Basic and Diluted	41,122	41,371

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$253,475	$375,808

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	224,085	212,534
Income from Equity Method Investment Held for Sale	0	(73,944)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	20,801	27,530
Increase (Decrease) in Unearned Rent	34,112	11,827
Total Adjustments	278,998	177,947
Net Cash Provided By (Used For) Operating Activities	532,473	553,755

Cash Flows from Investing Activities:
Cash Paid for Equity Method Investment Held for Sale	0	(27,380)

Cash Flows from Financing Activities:
Distributions Paid to Members	(542,448)	(544,951)

Net Increase (Decrease) in Cash	(9,975)	(18,576)

Cash, beginning of period	4,182,911	1,632,418

Cash, end of period	$4,172,936	$1,613,842

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$3,395,625

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(16,348)	(528,603)	(544,951)

Net Income	14,471	361,337	375,808

Balance, March 31, 2014	$478	$28,044,965	$28,045,443	41,370.98

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(15,307)	(528,598)	(543,905)

Net Income	7,604	245,871	253,475

Balance, March 31, 2015	$5,297	$27,803,051	$27,808,348	41,121.89

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(3)  Real Estate Investments –

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The Company allocated $290,697 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $104,746 to Acquired Below-Market Lease Intangibles.  The Company incurred $56,376 of acquisition expenses related to the purchase that were expensed.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years (as of the date of purchase) and annual rent of $178,550.

In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of approximately $1,550,000, which resulted in a net gain of approximately $423,700.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  During 2014, the investment balance consisted of the following:

Activity Through March 31, 2014:
Real Estate Contributed (at carrying value)	$3,395,625
Cash Contributed	27,380
Net Income – Rental Activity	21,818
Net Income – Gain on Sale of Real Estate	52,126
Equity Method Investments at March 31, 2014	3,496,949
Activity After March 31, 2014:
Net Income – Rental Activity	52,353
Net Income – Gain on Sale of Real Estate	1,276,681
Distributions from Net Rental Income	(74,171)
Proceeds from Sale of Class B Interests	(4,751,812)
Equity Method Investments at December 31, 2014	$0

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company entered into an agreement to sell the Lake Charles property to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of $551,544, which resulted in a net gain of $1,544.  At the time of sale, the cost and related accumulated depreciation was $911,408 and $361,408, respectively.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 4.

During the first three months of 2015, the Company distributed net sale proceeds of $50,505.  The Limited Members received distributions of $50,000 and the Managing Members received distributions of $505.  The Limited Members’ distributions represented $1.22 per Unit.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2015	2014

Rental Income	$0	$60,166
Property Management Expenses	(19,293)	(11,260)
Income from Equity Method Investment Held for Sale	0	73,944
Income (Loss) from Discontinued Operations	$(19,293)	$122,850

	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$(19,293)	$48,906
Investing Activities	$0	$(27,380)

(7)  Fair Value Measurements –

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

At March 31, 2015 and December 31, 2014, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value.

The Johnny Carino’s restaurant in Pueblo, Colorado, with a carrying amount of $800,000 at December 31, 2014, was written down to its estimated fair value of $650,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $150,000 was included in earnings for the fourth quarter of 2014.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Company recognized rental income from continuing operations of $606,568 and $553,134, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2015, the Company expects to recognize rental income from continuing operations of approximately $2,377,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $92,458 and $83,064, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,771 and $14,626, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2015 and 2014, the Company recognized interest income of $2,917 and $1,072, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2015, the Company recognized a loss from discontinued operations of $19,293, representing property management expenses.  For the three months ended March 31, 2014, the Company recognized income from discontinued operations of $122,850, representing rental income less property management expenses of $48,906 and income from an equity method investment held for sale of $73,944.

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

In September 2013, the Company decided to sell its 50% interest in the Johnny Carino’s restaurant in Lake Charles and classified it as Real Estate Held for Sale.  In March 2014, the Company entered into an agreement to sell the Lake Charles property to an unrelated third party.  On August 1, 2014, the sale closed with the Company receiving net sale proceeds of $551,544, which resulted in a net gain of $1,544.  At the time of sale, the cost and related accumulated depreciation was $911,408 and $361,408, respectively.

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the three months ended March 31, 2014, the Company’s share of the net income of CMLS was $73,944.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company's cash balances decreased $9,975 as a result of distributions paid to the Members in excess of cash generated from operating activities.  During the three months ended March 31, 2014, the Company's cash balances decreased $18,576 as a result of cash paid for an equity method investment held for sale, which was partially offset by cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $553,755 in 2014 to $532,473 in 2015 as a result of a decrease in total rental and interest income in 2014 and an increase in LLC administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the three months ended March 31, 2015 and 2014, the Company did not complete any property acquisitions or property sales.  However, during the three months ended March 31, 2014, the Company paid cash for an equity method investment held for sale of $27,380.

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years (as of the date of purchase) and annual rent of $178,550.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of approximately $1,550,000, which resulted in a net gain of approximately $423,700.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

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

For the three months ended March 31, 2015 and 2014, the Company declared distributions of $543,905 and $544,951, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $528,598 and $528,603 and the Managing Members received distributions of $15,307 and $16,348 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 in 2015.  The Limited Members received distributions of $50,000 and the Managing Members received distributions of $505.  The Limited Members’ distributions represented $1.22 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2015 and 2014, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)