Form 10-Q
period 2015-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2015-08-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		22

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$2,012,886	$4,182,911

Real Estate Investments:
Land	9,330,921	8,280,921
Buildings	20,225,531	18,740,891
Acquired Intangible Lease Assets	2,327,904	1,405,652
Real Estate Held For Investment, at cost	31,884,356	28,427,464
Accumulated Depreciation and Amortization	(5,954,047)	(5,495,528)
Real Estate Held for Investment, Net	25,930,309	22,931,936
Real Estate Held for Sale	650,000	1,776,343
Total Real Estate Investments	26,580,309	24,708,279
Total Assets	$28,593,195	$28,891,190

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$221,357	$134,238
Distributions Payable	540,784	542,448
Unearned Rent	78,961	15,485
Total Current Liabilities	841,102	692,171

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	93,483	100,241

Members’ Equity:
Managing Members	4,161	13,000
Limited Members – 50,000 Units authorized; 40,922 and 41,122 Units issued and outstanding as of 6/30/15 and 12/31/14, respectively	27,654,449	28,085,778
Total Members’ Equity	27,658,610	28,098,778
Total Liabilities and Members’ Equity	$28,593,195	$28,891,190

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$601,882	$554,259	$1,208,450	$1,107,393

Expenses:
LLC Administration – Affiliates	91,818	80,014	184,276	163,078
LLC Administration and Property Management – Unrelated Parties	34,884	26,949	60,655	41,575
Property Acquisition	138,824	0	138,824	0
Depreciation and Amortization	222,079	203,558	440,567	407,116
Total Expenses	487,605	310,521	824,322	611,769

Operating Income	114,277	243,738	384,128	495,624

Other Income:
Gain on Sale of Real Estate	424,001	0	424,001	0
Interest Income	3,088	992	6,005	2,064
Total Other Income	427,089	992	430,006	2,064

Income from Continuing Operations	541,366	244,730	814,134	497,688

Income (Loss) from Discontinued Operations	(17,869)	1,056,909	(37,162)	1,179,759

Net Income	$523,497	$1,301,639	$776,972	$1,677,447

Net Income Allocated:
Managing Members	$15,020	$25,045	$22,624	$39,516
Limited Members	508,477	1,276,594	754,348	1,637,931
Total	$523,497	$1,301,639	$776,972	$1,677,447

Income (Loss) per LLC Unit:
Continuing Operations	$12.85	$5.75	$19.27	$11.68
Discontinued Operations	(.42)	25.18	(.88)	27.96
Total – Basic and Diluted	$12.43	$30.93	$18.39	$39.64

Weighted Average Units Outstanding – Basic and Diluted	40,922	41,267	41,022	41,319

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$776,972	$1,677,447

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	451,761	425,068
Gain on Sale of Real Estate	(424,001)	0
Income from Equity Method Investment Held for Sale	0	(1,152,781)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	87,119	4,305
Increase (Decrease) in Unearned Rent	63,476	53,525
Total Adjustments	178,355	(669,883)
Net Cash Provided By (Used For) Operating Activities	955,327	1,007,564

Cash Flows from Investing Activities:
Investments in Real Estate	(3,456,892)	0
Proceeds from Sale of Real Estate	1,550,344	0
Cash Paid for Equity Method Investment Held for Sale	0	(27,380)
Distributions from Equity Method Investment Held for Sale	0	3,600,000
Net Cash Provided By (Used For) Investing Activities	(1,906,548)	3,572,620

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,086,353)	(1,089,902)
Repurchase of LLC Units	(132,451)	(67,325)
Net Cash Provided By (Used For) Financing Activities	(1,218,804)	(1,157,227)

Net Increase (Decrease) in Cash	(2,170,025)	3,422,957

Cash, beginning of period	4,182,911	1,632,418

Cash, end of period	$2,012,886	$5,055,375

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$3,395,625

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(29,156)	(1,057,205)	(1,086,361)

Repurchase of LLC Units	(2,020)	(65,305)	(67,325)	(104.12)

Net Income	39,516	1,637,931	1,677,447

Balance, June 30, 2014	$10,695	$28,727,652	$28,738,347	41,266.86

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(27,490)	(1,057,199)	(1,084,689)

Repurchase of LLC Units	(3,973)	(128,478)	(132,451)	(199.52)

Net Income	22,624	754,348	776,972

Balance, June 30, 2015	$4,161	$27,654,449	$27,658,610	40,922.37

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,344, which resulted in a net gain of $424,001.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The Company allocated $922,252 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $405,185 and above-market lease intangibles of $517,067. The Company incurred $138,824 of acquisition expenses related to the purchase that were expensed.  The property is leased to Bio-Medical Application of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years and annual rent of $224,698.

For the six months ended June 30, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $58,206 and $39,452, the decrease to rental income for above-market leases was $17,952 and $17,952, and the increase to rental income for below-market leases was $6,758 and $0, respectively.  For lease intangibles not held for sale as of June 30, 2015, the weighted average remaining life is 108 months for in-place lease intangibles, 145 months for above-market leases and 83 months for below-market leases.  The estimated amortization expense is $143,575, the estimated decrease to rental income for above-market leases is $70,566 and the estimated increase to rental income for below-market leases is $13,516 for each of the next five succeeding years.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment Held for Sale – (Continued)

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

Activity Through June 30, 2014:
Real Estate Contributed (at carrying value)	$3,395,625
Cash Contributed	27,380
Net Income – Rental Activity	72,367
Net Income – Gain on Sale of Real Estate	1,080,414
Distributions from Net Rental Income	(72,367)
Proceeds from Sale of Class B Interests	(3,527,633)
Equity Method Investments at June 30, 2014	975,786
Activity After June 30, 2014:
Net Income – Rental Activity	1,804
Net Income – Gain on Sale of Real Estate	248,393
Distributions from Net Rental Income	(1,804)
Proceeds from Sale of Class B Interests	(1,224,179)
Equity Method Investments at December 31, 2014	$0

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building.  In June 2015, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $779,000, which will result in a net gain of approximately $129,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$60,166
Property Management Expenses	(17,869)	(21,928)	(37,162)	(33,188)
Income from Equity Method Investment Held for Sale	0	1,078,837	0	1,152,781
Income (Loss) from Discontinued Operations	$(17,869)	$1,056,909	$(37,162)	$1,179,759

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$(17,869)	$(21,928)	$(37,162)	$26,978
Investing Activities	$0	$3,600,000	$0	$3,572,620

(7)  Members’ Capital –

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $1,084,689 and $1,086,361, respectively.  The Limited Members received distributions of $1,057,199 and $1,057,205 and the Managing Members received distributions of $27,490 and $29,156 for the periods, respectively.  The Limited Members' distributions represented $25.77 and $25.59 per LLC Unit outstanding using 41,022 and 41,319 weighted average Units in 2015 and 2014, respectively.  The distributions represented $15.25 and $25.59 per Unit of Net Income and $10.52 and $0 per Unit of return of contributed capital for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $252,525 and $171,717 in 2015 and 2014, respectively.  The Limited Members received distributions of $250,000 and $170,000 and the Managing Members received distributions of $2,525 and $1,717 for the periods, respectively.  The Limited Members’ distributions represented $6.11 and $4.12 per Unit for the periods, respectively.

On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 104.12 Units for $65,305 from seven Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 and $2,020 in 2015 and 2014, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Fair Value Measurements –

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

At June 30, 2015 and December 31, 2014, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2015 and 2014, the Company recognized rental income from continuing operations of $1,208,450 and $1,107,393, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on four properties.  Based on the scheduled rent for the properties as of July 31, 2015, the Company expects to recognize rental income from continuing operations of approximately $2,486,000 in 2015.

For the six months ended June 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $184,276 and $163,078, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $60,655 and $41,575, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2015, the Company incurred property acquisition expenses of $138,824 related to the purchase of the Fresenius Medical Center in Gretna, Louisiana.

During the six months ended June 30, 2015, the Company recognized gain on sale of real estate of $424,001.  In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,344, which resulted in a net gain of $424,001.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

For the six months ended June 30, 2015 and 2014, the Company recognized interest income of $6,005 and $2,064, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2015, the Company recognized a loss from discontinued operations of $37,162, representing property management expenses.  For the six months ended June 30, 2014, the Company recognized income from discontinued operations of $1,179,759, representing rental income less property management expenses of $26,978 and income from an equity method investment held for sale of $1,152,781.

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building.  In June 2015, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $779,000, which will result in a net gain of approximately $129,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the six months ended June 30, 2014, the Company’s share of the net income of CMLS was $1,152,781.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Company's cash balances decreased $2,170,025 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the six months ended June 30, 2014, the Company's cash balances increased $3,422,957 as a result of cash distributions received from an equity method investment held for sale, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, and cash paid for an equity method investment held for sale.

Net cash provided by operating activities decreased from $1,007,564 in 2014 to $955,327 in 2015 as a result of $138,824 of acquisition expenses related to the purchase of real estate in 2015 and an increase in LLC administration and property management expenses in 2015, which were partially offset by an increase in total rental and interest income in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the six months ended June 30, 2015, the Company generated cash flow from the sale of real estate of $1,550,344.  During the same period, the Company expended $3,456,892 to invest in real properties as the Company reinvested cash generated from property sales.  During the six months ended June 30, 2014, the Company paid cash for an equity method investment held for sale of $27,380.  During the same period, the Company received proceeds from the equity method investment of $3,600,000.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years (as of the date of purchase) and annual rent of $178,550.

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The property is leased to Bio-Medical Application of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years and annual rent of $224,698.

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

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $1,084,689 and $1,086,361, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,057,199 and $1,057,205 and the Managing Members received distributions of $27,490 and $29,156 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $252,525 and $171,717 in 2015 and 2014, respectively.  The Limited Members received distributions of $250,000 and $170,000 and the Managing Members received distributions of $2,525 and $1,717 for the periods, respectively.  The Limited Members’ distributions represented $6.11 and $4.12 per Unit for the periods, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 104.12 Units for $65,305 from seven Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 and $2,020 in 2015 and 2014, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	199.52	$643.94	1,512.39(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)