Form 10-Q
period 2015-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2015-11-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$2,004,516	$4,182,911

Real Estate Investments:
Land	9,330,921	8,280,921
Buildings	20,225,531	18,740,891
Acquired Intangible Lease Assets	2,327,904	1,405,652
Real Estate Held For Investment, at cost	31,884,356	28,427,464
Accumulated Depreciation and Amortization	(6,210,698)	(5,495,528)
Real Estate Held for Investment, Net	25,673,658	22,931,936
Real Estate Held for Sale	650,000	1,776,343
Total Real Estate Investments	26,323,658	24,708,279
Total Assets	$28,328,174	$28,891,190

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$106,105	$134,238
Distributions Payable	544,949	542,448
Unearned Rent	59,549	15,485
Total Current Liabilities	710,603	692,171

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	90,104	100,241

Members’ Equity:
Managing Members	4,122	13,000
Limited Members – 50,000 Units authorized; 40,922 and 41,122 Units issued and outstanding as of 9/30/15 and 12/31/14, respectively	27,523,345	28,085,778
Total Members’ Equity	27,527,467	28,098,778
Total Liabilities and Members’ Equity	$28,328,174	$28,891,190

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$635,476	$579,863	$1,843,926	$1,687,256

Expenses:
LLC Administration – Affiliates	86,733	82,561	271,009	245,639
LLC Administration and Property Management – Unrelated Parties	18,656	16,078	79,311	56,023
Property Acquisition	815	51,940	139,639	51,940
Depreciation and Amortization	239,009	215,924	679,576	623,040
Total Expenses	345,213	366,503	1,169,535	976,642

Operating Income	290,263	213,360	674,391	710,614

Other Income:
Gain on Sale of Real Estate	0	0	424,001	0
Interest Income	1,295	2,908	7,300	4,972
Total Other Income	1,295	2,908	431,301	4,972

Income from Continuing Operations	291,558	216,268	1,105,692	715,586

Income from Discontinued Operations	122,248	195,149	85,086	1,373,278

Net Income	$413,806	$411,417	$1,190,778	$2,088,864

Net Income Allocated:
Managing Members	$16,310	$16,625	$38,934	$56,141
Limited Members	397,496	394,792	1,151,844	2,032,723
Total	$413,806	$411,417	$1,190,778	$2,088,864

Income per LLC Unit:
Continuing Operations	$6.81	$5.08	$26.09	$16.81
Discontinued Operations	2.90	4.49	2.01	32.41
Total – Basic and Diluted	$9.71	$9.57	$28.10	$49.22

Weighted Average Units Outstanding – Basic and Diluted	40,922	41,267	40,989	41,302

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$1,190,778	$2,088,864

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	705,033	648,842
Gain on Sale of Real Estate	(424,001)	(1,544)
Income from Equity Method Investment Held for Sale	0	(1,376,982)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(28,133)	31,272
Increase (Decrease) in Unearned Rent	44,064	46,119
Total Adjustments	296,963	(652,293)
Net Cash Provided By (Used For) Operating Activities	1,487,741	1,436,571

Cash Flows from Investing Activities:
Investments in Real Estate	(3,456,892)	(2,334,000)
Proceeds from Sale of Real Estate	1,550,344	551,544
Cash Paid for Equity Method Investment Held for Sale	0	(27,380)
Distributions from Equity Method Investment Held for Sale	0	4,770,000
Net Cash Provided By (Used For) Investing Activities	(1,906,548)	2,960,164

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,627,137)	(1,631,312)
Repurchase of LLC Units	(132,451)	(67,325)
Net Cash Provided By (Used For) Financing Activities	(1,759,588)	(1,698,637)

Net Increase (Decrease) in Cash	(2,178,395)	2,698,098

Cash, beginning of period	4,182,911	1,632,418

Cash, end of period	$2,004,516	$4,330,516

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$3,395,625

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(43,630)	(1,585,807)	(1,629,437)

Repurchase of LLC Units	(2,020)	(65,305)	(67,325)	(104.12)

Net Income	56,141	2,032,723	2,088,864

Balance, September 30, 2014	$12,846	$28,593,842	$28,606,688	41,266.86

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(43,839)	(1,585,799)	(1,629,638)

Repurchase of LLC Units	(3,973)	(128,478)	(132,451)	(199.52)

Net Income	38,934	1,151,844	1,190,778

Balance, September 30, 2015	$4,122	$27,523,345	$27,527,467	40,922.37

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The Company allocated $922,252 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $405,185 and above-market lease intangibles of $517,067. The Company incurred $139,639 of acquisition expenses related to the purchase that were expensed.  The property is leased to Bio-Medical Application of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years and annual rent of $224,698.

For the nine months ended September 30, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $94,100 and $62,304, the decrease to rental income for above-market leases was $35,594 and $26,928, and the increase to rental income for below-market leases was $10,137 and $1,126, respectively.  For lease intangibles not held for sale as of September 30, 2015, the weighted average remaining life is 105 months for in-place lease intangibles, 142 months for above-market leases and 80 months for below-market leases.  The estimated amortization expense is $143,575, the estimated decrease to rental income for above-market leases is $70,566 and the estimated increase to rental income for below-market leases is $13,516 for each of the next five succeeding years.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in CMLS.

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

Activity Through September 30, 2014:
Real Estate Contributed (at carrying value)	$3,395,625
Cash Contributed	27,380
Net Income – Rental Activity	74,150
Net Income – Gain on Sale of Real Estate	1,302,832
Distributions from Net Rental Income	(74,150)
Proceeds from Sale of Class B Interests	(4,695,850)
Equity Method Investments at September 30, 2014	29,987
Activity After September 30, 2014:
Net Income – Rental Activity	21
Net Income – Gain on Sale of Real Estate	25,975
Distributions from Net Rental Income	(21)
Proceeds from Sale of Class B Interests	(55,962)
Equity Method Investments at December 31, 2014	$0

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

(6)  Discontinued Operations –

The tenant of the Johnny Carino’s restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,474 on its claims from the plan.

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building. In June 2015, the Company entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Company expected to receive net proceeds of approximately $779,000.  In October 2015, the buyer withdrew the offer.  The Company continues to seek a buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$60,166
Bankruptcy Claim Payments Received	137,474	0	137,474	0
Property Management Expenses	(15,226)	(30,596)	(52,388)	(65,414)
Income from Equity Method Investment Held for Sale	0	224,201	0	1,376,982
Gain on Disposal of Real Estate	0	1,544	0	1,544
Income from Discontinued Operations	$122,248	$195,149	$85,086	$1,373,278

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$122,248	$(30,596)	$85,086	$(5,248)
Investing Activities	$0	$1,721,544	$0	$5,294,164

(7)  Members’ Capital –

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $1,629,638 and $1,629,437, respectively.  The Limited Members received distributions of $1,585,799 and $1,585,807 and the Managing Members received distributions of $43,839 and $43,630 for the periods, respectively.  The Limited Members' distributions represented $38.69 and $38.40 per LLC Unit outstanding using 40,989 and 41,302 weighted average Units in 2015 and 2014, respectively.  The distributions represented $24.96 and $38.40 per Unit of Net Income and $13.73 and $0 per Unit of return of contributed capital for the periods, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Members’ Capital – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $252,525 and $262,626 in 2015 and 2014, respectively.  The Limited Members received distributions of $250,000 and $260,000 and the Managing Members received distributions of $2,525 and $2,626 for the periods, respectively.  The Limited Members’ distributions represented $6.11 and $6.30 per Unit for the periods, respectively.

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

At September 30, 2015 and December 31, 2014, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value.

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

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Company recognized rental income from continuing operations of $1,843,926 and $1,687,256, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on four properties.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Advance Auto store in Brownsville, Texas.  Based on the scheduled rent for the properties as of October 31, 2015, the Company expects to recognize rental income from continuing operations of approximately $2,486,000 and $2,583,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $271,009 and $245,639, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $79,311 and $56,023, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2015, the Company incurred property acquisition expenses of $139,639 related to the purchase of the Fresenius Medical Center in Gretna, Louisiana.  For the nine months ended September 30, 2014, the Company incurred property acquisition expenses of $51,940 related to the purchase of the Premier Diagnostic Imaging center in Terre Haute, Indiana.

During the nine months ended September 30, 2015, the Company recognized gain on sale of real estate of $424,001.  In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,344, which resulted in a net gain of $424,001.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

For the nine months ended September 30, 2015 and 2014, the Company recognized interest income of $7,300 and $4,972, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company included the operating results and sale of the property in discontinued operations.  In addition, the Company reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2015, the Company recognized income from discontinued operations of $85,086, representing bankruptcy claim payments received less property management expenses.  For the nine months ended September 30, 2014, the Company recognized income from discontinued operations of $1,373,278, representing rental income of $60,166, income from an equity method investment held for sale of $1,376,982 and gain on disposal of real estate of $1,544, which were partially offset by property management expenses of $65,414.

The tenant of the Johnny Carino’s restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,474 on its claims from the plan.

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building. In June 2015, the Company entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Company expected to receive net proceeds of approximately $779,000.  In October 2015, the buyer withdrew the offer.  The Company continues to seek a buyer for the property and may not be able to negotiate a purchase with similar economic terms.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in CMLS.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company's cash balances decreased $2,178,395 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the nine months ended September 30, 2014, the Company's cash balances increased $2,698,098 as a result of cash generated from the sale of property and proceeds received from an equity method investment held for sale, which were partially offset by cash used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, and cash paid for an equity method investment held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $1,436,571 in 2014 to $1,487,741 in 2015 as a result of an increase in total rental and interest income in 2015, which was partially offset by an increase in LLC administration and property management expenses in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015 and 2014, cash from operations was reduced by $139,639 and $51,940, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the nine months ended September 30, 2015 and 2014, the Company generated cash flow from the sale of real estate of $1,550,344 and $551,544, respectively.  During the same periods, the Company expended $3,456,892 and $2,334,000 to invest in real properties as the Company reinvested cash generated from property sales.  During the nine months ended September 30, 2014, the Company paid cash for an equity method investment held for sale of $27,380.  During the same period, the Company received proceeds from the equity method investment of $4,770,000.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $1,629,638 and $1,629,437, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,585,799 and $1,585,807 and the Managing Members received distributions of $43,839 and $43,630 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $252,525 and $262,626 in 2015 and 2014, respectively.  The Limited Members received distributions of $250,000 and $260,000 and the Managing Members received distributions of $2,525 and $2,626 for the periods, respectively.  The Limited Members’ distributions represented $6.11 and $6.30 per Unit for the periods, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)