Form 10-K
period 2015-12-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2016-03-30
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2015

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
☐ Yes    ☒ No

As of June 30, 2015, there were 40,922.372 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $40,922,372.

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

Property Activity During the Last Three Years

As of December 31, 2012, the Company owned interests in fifteen properties with a total cost of $33,748,444.  During the years ended December 31, 2013, 2014 and 2015, the Company sold four property interests and received net sale proceeds of $981,338, $5,303,356 and $1,550,343, which resulted in net gains of $276,140, $1,330,351 and $424,000, respectively.  During 2013, 2014 and 2015, the Company expended $2,277,600, $2,334,000 and $3,456,892, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2015, the Company owned interests in fourteen properties with a total cost of $32,411,283.

Major Tenants

During 2015, two tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 51% of total rental income in 2015.  It is anticipated that, based on the minimum rental payments required under the leases, Sterling Jewelers Group will continue to contribute more than ten percent of rental income in 2016.  The tenant of the Sports Authority store will not continue to be a major tenant because the tenant filed for Chapter 11 bankruptcy reorganization in March 2016 and it plans to close the store and return possession of the property to the owners.  Any failure of a major tenant could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business.  There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company.  At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1.  BUSINESS.  (Continued)

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2015.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Madison Heights, MI (21%)	2/6/04	$852,592		Sterling Jewelers Inc.	$79,305	$62.25

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067		Sterling Jewelers Inc.	$186,074	$53.85

Johnny Carino’s Restaurant Pueblo, CO	6/20/05	$2,291,218		(1)

Tractor Supply Company Store Yankton, SD	10/25/05	$2,265,936		Tractor Supply Company	$185,820	$9.66

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634		Sterling Inc.	$346,659	$59.08

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345		Sterling Jewelers Inc.	$370,686	$61.26

Sports Authority Store Wichita, KS (60%)	12/22/05	$3,346,155		TSA Stores, Inc.	$337,697	$10.77

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976		Advance Stores Company, Inc.	$51,630	$21.07

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,601		Dick’s Sporting Goods, Inc.	$232,950	$17.71

Staples Store Clermont, FL (72%)	10/21/11	$2,307,312	(2)	Staples the Office Superstore East, Inc.	$187,795	$13.15

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(2)	Macon Healthcare, LLC	$79,625	$23.02

PetSmart Store Gonzales, LA (73%)	6/12/13	$2,277,600	(2)	PetSmart, Inc.	$170,836	$19.30

Premier Diagnostic Imaging			Terre Haute Regional
Terre Haute, IN	8/12/14	$2,334,000	(2)	Hospital, L.P.	$182,121	$25.13

Fresenius Medical Center		Bio-Medical Applications
Gretna, LA	6/9/15	$3,456,892	(2)	of Louisiana, LLC	$224,698	$29.25

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

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable components of a property are land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

ITEM 2.  PROPERTIES.  (Continued)

At December 31, 2015, all properties listed above were 100% occupied.  The only exception is the Johnny Carino’s restaurant that became vacant in March 2014.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2015, there were 1,125 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $57,306 and $57,480 were made to the Managing Members and $2,108,801 and $2,114,405 were made to the Limited Members in 2015 and 2014, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $380,000 in both 2015 and 2014.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/15 to 10/31/15	352.43	$637.48	1,864.82(1)	(2)

11/1/15 to 11/30/15	--	--	--	--

12/1/15 to 12/31/15	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

The Company is required, pursuant to FINRA Rule 2310, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2015, the Company’s Units were valued at $880.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2015 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Results of Operations

For the years ended December 31, 2015 and 2014, the Company recognized rental income from continuing operations of $2,486,593 and $2,289,534, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on five properties.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Advance Auto store in Brownsville, Texas.  Based on the scheduled rent for the properties as of February 29, 2016, the Company expects to recognize rental income from continuing operations of approximately $2,583,000 in 2016.  This amount includes rental income of $337,697 related to the Sports Authority store discussed below.

For the years ended December 31, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $351,352 and $335,252, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $97,004 and $68,480, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2015, when compared to 2014, mainly as a result of increased repair expenses at certain properties and legal expenses related to the potential sale of a property.

For the year ended December 31, 2015, the Company incurred property acquisition expenses of $105,145 related to the purchase of the Fresenius Medical Center in Gretna, Louisiana.  For the year ended December 31, 2014, the Company incurred property acquisition expenses of $56,376 related to the purchase of the Premier Diagnostic Imaging center in Terre Haute, Indiana.

In November 2015, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  The sale is subject to contingencies, including a long due diligence period, and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,785,000.  If the sale is not completed, the owners anticipate they will seek a new tenant for the property after the current tenant vacates the property.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When that occurs, the Company will become responsible for its 60% share of real estate taxes and other costs associated with maintaining the property until the property is sold.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

Based on its long-lived asset valuation analysis, the Company determined the Sports Authority store was impaired.  As a result, in the fourth quarter of 2015, a charge to operations for real estate impairment of $637,438 was recognized, which was the difference between the carrying value at December 31, 2015 of $2,422,438 and the estimated fair value of $1,785,000.  The charge was recorded against the cost of the land and building.

During the year ended December 31, 2015, the Company recognized gain on sale of real estate of $424,000.  In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,343, which resulted in a net gain of $424,000.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

For the years ended December 31, 2015 and 2014, the Company recognized interest income of $8,460 and $7,953, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Company included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the year ended December 31, 2015, the Company recognized income from discontinued operations of $64,177, representing bankruptcy claim payments received less property management expenses.  For the year ended December 31, 2014, the Company recognized income from discontinued operations of $1,237,087, representing rental income of $60,166, income from an equity method investment held for sale of $1,402,978 and gain on disposal of real estate of $1,544, which were partially offset by property management expenses of $77,601 and a real estate impairment of $150,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The tenant of the Johnny Carino’s restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,473 on its claims from the plan.  In February 2016, the Company received final claim payments totaling $26,843.

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

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building. In March 2016, the Company reached a verbal agreement to sell the property to an unrelated third party.  The sale is subject to contingencies, including completion of a written purchase agreement, and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $750,000, which will result in a net gain of approximately $100,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $3,395,625.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Company had no ongoing interest in CMLS.

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

Liquidity and Capital Resources

During the year ended December 31, 2015, the Company's cash balances decreased $2,402,320 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the year ended December 31, 2014, the Company's cash balances increased $2,550,493 as a result of cash generated from the sale of property and proceeds received from an equity method investment held for sale, which were partially offset by cash used to purchase property, cash paid for an equity method investment held for sale, and by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $1,872,667 in 2014 to $2,040,380 in 2015 as a result of an increase in total rental and interest income in 2015, which was partially offset by an increase in LLC administration and property management expenses in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015 and 2014, cash from operations was reduced by $105,145 and $56,376, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment held for sale.  During the years ended December 31, 2015 and 2014, the Company expended $3,456,892 and $2,334,000 to invest in real properties as the Company reinvested cash generated from property sales.  During the same periods, the Company generated cash flow from the sale of real estate of $1,550,343 and $551,544, respectively.  During the year ended December 31, 2014, the Company paid cash for an equity method investment held for sale of $27,380, and received proceeds from the equity method investment of $4,825,983.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

On August 12, 2014, the Company purchased a Premier Diagnostic Imaging center in Terre Haute, Indiana for $2,334,000.  The property is leased to Terre Haute Regional Hospital, L.P. under a Lease Agreement with a remaining primary term of 7.8 years (as of the date of purchase) and annual rent of $178,550.

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The property is leased to Bio-Medical Applications of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years and annual rent of $224,698.

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

For the years ended December 31, 2015 and 2014, the Company declared distributions of $2,166,107 and $2,171,885, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $2,108,801 and $2,114,405 and the Managing Members received distributions of $57,306 and $57,480 for the years, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $383,838 in both 2015 and 2014.  The Limited Members received distributions of $380,000 and the Managing Members received distributions of $3,838 for each year.  The Limited Members’ distributions represented $9.31 and $9.22 per Unit for 2015 and 2014, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During 2015, the Company repurchased a total of 551.94 Units for $353,143 from 20 Limited Members in accordance with the Operating Agreement.  During 2014, the Company repurchased a total of 249.09 Units for $159,015 from 12 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 1,063.78 Units for $727,175 from 25 Limited Members.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,922 and $4,918 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets as of December 31, 2015 and 2014	19

Statements for the Years Ended December 31, 2015 and 2014:

Income	20

Cash Flows	21

Changes in Members’ Equity	22

Notes to Financial Statements	23 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2015 and 2014, and the related statements of income, cash flows and changes in members' equity for each of the years then ended.  AEI Income & Growth Fund 25 LLC’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 25 LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2016

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2015	2014
Current Assets:
Cash	$1,780,591	$4,182,911

Real Estate Investments:
Land	9,055,563	8,280,921
Buildings	19,863,451	18,740,891
Acquired Intangible Lease Assets	2,327,904	1,405,652
Real Estate Held For Investment, at cost	31,246,918	28,427,464
Accumulated Depreciation and Amortization	(6,468,464)	(5,495,528)
Real Estate Held for Investment, Net	24,778,454	22,931,936
Real Estate Held for Sale	650,000	1,776,343
Total Real Estate Investments	25,428,454	24,708,279
Total Assets	$27,209,045	$28,891,190

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$129,171	$134,238
Distributions Payable	536,469	542,448
Unearned Rent	15,485	15,485
Total Current Liabilities	681,125	692,171

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	86,725	100,241

Members’ Equity:
Managing Members	3,950	13,000
Limited Members – 50,000 Units authorized; 40,570 and 41,122 Units issued and outstanding as of December 31, 2015 and 2014, respectively	26,437,245	28,085,778
Total Members’ Equity	26,441,195	28,098,778
Total Liabilities and Members’ Equity	$27,209,045	$28,891,190

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2015	2014

Rental Income	$2,486,593	$2,289,534

Expenses:
LLC Administration – Affiliates	351,352	335,252
LLC Administration and Property Management – Unrelated Parties	97,004	68,480
Property Acquisition	105,145	56,376
Depreciation and Amortization	919,702	854,456
Real Estate Impairment	637,438	0
Total Expenses	2,110,641	1,314,564

Operating Income	375,952	974,970

Other Income:
Gain on Sale of Real Estate	424,000	0
Interest Income	8,460	7,953
Total Other Income	432,460	7,953

Income from Continuing Operations	808,412	982,923

Income from Discontinued Operations	64,177	1,237,087

Net Income	$872,589	$2,220,010

Net Income Allocated:
Managing Members	$59,178	$73,043
Limited Members	813,411	2,146,967
Total	$872,589	$2,220,010

Income per LLC Unit:
Continuing Operations	$18.38	$23.11
Discontinued Operations	1.52	28.93
Total – Basic and Diluted	$19.90	$52.04

Weighted Average Units Outstanding – Basic and Diluted	40,884	41,257

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014

Cash Flows from Operating Activities:
Net Income	$872,589	$2,220,010

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	959,420	885,853
Real Estate Impairment	637,438	150,000
Gain on Sale of Real Estate	(424,000)	(1,544)
Income from Equity Method Investment Held for Sale	0	(1,402,978)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,067)	21,326
Total Adjustments	1,167,791	(347,343)
Net Cash Provided By (Used For) Operating Activities	2,040,380	1,872,667

Cash Flows from Investing Activities:
Investments in Real Estate	(3,456,892)	(2,334,000)
Proceeds from Sale of Real Estate	1,550,343	551,544
Cash Paid for Equity Method Investment Held for Sale	0	(27,380)
Distributions from Equity Method Investment Held for Sale	0	4,825,983
Net Cash Provided By (Used For) Investing Activities	(1,906,549)	3,016,147

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,172,086)	(2,174,388)
Repurchase of LLC Units	(364,065)	(163,933)
Net Cash Provided By (Used For) Financing Activities	(2,536,151)	(2,338,321)

Net Increase (Decrease) in Cash	(2,402,320)	2,550,493

Cash, beginning of year	4,182,911	1,632,418

Cash, end of year	$1,780,591	$4,182,911

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$3,395,625

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$2,355	$28,212,231	$28,214,586	41,370.98

Distributions Declared	(57,480)	(2,114,405)	(2,171,885)

Repurchase of LLC Units	(4,918)	(159,015)	(163,933)	(249.09)

Net Income	73,043	2,146,967	2,220,010

Balance, December 31, 2014	13,000	28,085,778	28,098,778	41,121.89

Distributions Declared	(57,306)	(2,108,801)	(2,166,107)

Repurchase of LLC Units	(10,922)	(353,143)	(364,065)	(551.94)

Net Income	59,178	813,411	872,589

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2012, and with few exceptions, is no longer subject to state tax examinations for tax years before 2012.

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The disposition of a property or classification of a property as Real Estate Held for Sale by the Company does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.  However, if a property was classified as Real Estate Held for Sale at December 31, 2013, the property was considered discontinued operations under prior accounting guidance.

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2015 and 2014.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

At December 31, 2015 and 2014, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2015 and 2014.

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

The Sports Authority store in Wichita, Kansas with a carrying amount of $2,422,438 at December 31, 2015, was written down to its estimated fair value of $1,785,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $637,438 was included in earnings for the fourth quarter of 2015.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2015 and 2014.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company’s financial statements.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2015	2014

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members. These amounts included $6,175 and $4,890 of expenses related to Discontinued Operations in 2015 and 2014, respectively.	$357,527	$340,142

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $67,121 and $72,711 of expenses related to Discontinued Operations in 2015 and 2014, respectively.	$164,125	$141,191

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$105,145	$56,376

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$8,828	$151,927

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

The Company's properties are commercial, single-tenant buildings.  The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004.  The land for the Johnny Carino’s restaurant in Pueblo, Colorado was acquired in 2004 and construction of the restaurant was completed in 2005.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The Tractor Supply Company store was constructed in 2003 and acquired in 2005.  The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005.  The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005.  The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2005.  The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The Coliseum Health clinic was constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  The Premier Diagnostic Imaging center was constructed in 2005, renovated in 2012 and acquired in 2014.  The Fresenius Medical Center was constructed and acquired in 2015.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2015 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Madison Heights, MI	$323,259	$529,333	$852,592	$251,430
Jared Jewelry, Auburn Hills, MI	421,489	1,777,578	2,199,067	779,170
Tractor Supply, Yankton, SD	351,221	1,914,715	2,265,936	781,846
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	1,248,710
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	814,458
Sports Authority, Wichita, KS	771,076	1,937,641	2,708,717	923,717
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	137,551
Dick’s Sporting Goods, Fredericksburg, VA	1,603,558	1,523,043	3,126,601	496,146
Staples, Clermont, FL	615,600	1,390,976	2,006,576	234,147
Coliseum Health, Macon, GA	200,000	451,517	651,517	62,461
PetSmart, Gonzales, LA	277,400	1,501,964	1,779,364	152,701
Premier Diagnostic Imaging, Terre Haute, IN	300,000	1,848,049	2,148,049	101,643
Fresenius, Gretna, LA	1,050,000	1,484,640	2,534,640	32,167
	$9,055,563	$19,863,451	$28,919,014	$6,016,147

For the years ended December 31, 2015 and 2014, the Company recognized depreciation expense from continuing operations of $789,708 and $763,050, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

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

In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,343, which resulted in a net gain of $424,000.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.  At December 31, 2014, the property was classified as Real Estate Held for Sale with a carrying value of $1,126,343.

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The Company allocated $922,252 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $405,185 and above-market lease intangibles of $517,067. The Company incurred $105,145 of acquisition expenses related to the purchase that were expensed.  The property is leased to Bio-Medical Applications of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years and annual rent of $224,698.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 102 and 86 months, respectively)	$1,432,684	$330,230	$1,027,499	$200,236

Above-Market Lease Intangibles (weighted average life of 139 and 104 months, respectively)	895,220	122,087	378,153	68,853
Acquired Intangible Lease Assets	$2,327,904	$452,317	$1,405,652	$269,089

Acquired Below-Market Lease Intangibles (weighted average life of 77 and 89 months, respectively)	$104,746	$18,021	$104,746	$4,505

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

For the years ended December 31, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $129,994 and $91,406, the decrease to rental income for above-market leases was $53,234 and $35,902, and the increase to rental income for below-market leases was $13,516 and $4,505, respectively.  For lease intangibles not held for sale as of December 31, 2015, the estimated amortization expense is $143,575 for each of the next four succeeding years.  For the year ended December 31, 2020, the estimated amortization expense is $116,777.  The estimated decrease to rental income for above-market leases is $70,566 and the estimated increase to rental income for below-market leases is $13,516 for each of the next five succeeding years.

In November 2015, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  The sale is subject to contingencies, including a long due diligence period, and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,785,000.  If the sale is not completed, the owners anticipate they will seek a new tenant for the property after the current tenant vacates the property.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When that occurs, the Company will become responsible for its 60% share of real estate taxes and other costs associated with maintaining the property until the property is sold.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

Based on its long-lived asset valuation analysis, the Company determined the Sports Authority store was impaired.  As a result, in the fourth quarter of 2015, a charge to operations for real estate impairment of $637,438 was recognized, which was the difference between the carrying value at December 31, 2015 of $2,422,438 and the estimated fair value of $1,785,000.  The charge was recorded against the cost of the land and building.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2015, the minimum future rent payments required by the leases are as follows:
2016	$2,640,249
2017	2,368,170
2018	2,329,028
2019	1,945,438
2020	1,335,982
Thereafter	5,651,312
$16,270,179

There were no contingent rents recognized in 2015 and 2014.

(5)  Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Company and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Company had no ongoing interest in CMLS.

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  As of December 31, 2014, the investment balance consisted of the following:

Real Estate Contributed (at carrying value)	$3,395,625
Cash Contributed	27,380
Net Income – Rental Activity	74,171
Net Income – Gain on Sale of Real Estate	1,328,807
Distributions from Net Rental Income	(74,171)
Proceeds from Sale of Class B Interests	(4,751,812)
Equity Method Investment Held for Sale	$0

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2015	2014

Sterling Jewelers Group	Retail	$940,772	$900,594
TSA Stores, Inc.	Retail	337,697	337,697
Aggregate rental income of major tenants		$1,278,469	$1,238,291
Aggregate rental income of major tenants as a percentage of total rental income		51%	53%

(7)  Discontinued Operations –

The tenant of the Johnny Carino’s restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties are vacant, the Company is responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,473 on its claims from the plan.  In February 2016, the Company received final claim payments totaling $26,843.

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
DECEMBER 31, 2015 AND 2014

(7)  Discontinued Operations – (Continued)

In September 2013, the Company decided to sell the Johnny Carino’s restaurant in Pueblo and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Company determined the property was impaired.  As a result, in the fourth quarter of 2014, a charge to discontinued operations for real estate impairment of $150,000 was recognized, which was the difference between the carrying value at December 31, 2014 of $800,000 and the estimated fair value of $650,000.  The charge was recorded against the cost of the land and building. In March 2016, the Company reached a verbal agreement to sell the property to an unrelated third party.  The sale is subject to contingencies, including completion of a written purchase agreement, and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $750,000, which will result in a net gain of approximately $100,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

In the fourth quarter of 2013, the Company decided to sell its 45% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of 3,395,625.  On March 7, 2014, to facilitate the sale of the property, the Company contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 5.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2015	2014

Rental Income	$0	$60,166
Bankruptcy Claim Payments Received	137,473	0
Property Management Expenses	(73,296)	(77,601)
Real Estate Impairment	0	(150,000)
Income from Equity Investment Held for Sale	0	1,402,978
Gain on Disposal of Real Estate	0	1,544
Income from Discontinued Operations	$64,177	$1,237,087

	2015	2014

Cash Flows from Discontinued Operations:
Operating Activities	$64,177	$(17,435)
Investing Activities	$0	$5,350,147

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(8)  Members’ Capital –

For the years ended December 31, 2015 and 2014, the Company declared distributions of $2,166,107 and $2,171,885, respectively.  The Limited Members received distributions of $2,108,801 and $2,114,405 and the Managing Members received distributions of $57,306 and $57,480 for the years, respectively.  The Limited Members' distributions represented $51.58 and $51.25 per LLC Unit outstanding using 40,884 and 41,257 weighted average Units in 2015 and 2014, respectively.  The distributions represented $11.20 and $48.17 per Unit of Net Income and $40.38 and $3.08 per Unit of return of contributed capital in 2015 and 2014, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $383,838 in both 2015 and 2014.  The Limited Members received distributions of $380,000 and the Managing Members received distributions of $3,838 for each year.  The Limited Members’ distributions represented $9.31 and $9.22 per Unit for 2015 and 2014, respectively.

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

During 2015, the Company repurchased a total of 551.94 Units for $353,143 from 20 Limited Members in accordance with the Operating Agreement.  During 2014, the Company repurchased a total of 249.09 Units for $159,015 from 12 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,922 and $4,918 in 2015 and 2014, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2015	2014

Net Income for Financial Reporting Purposes	$872,589	$2,220,010

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	304,906	254,924

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(94,680)	55,647

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	105,145	56,376

Property Expenses for Tax Purposes (Over) Under Expenses for Financial Reporting Purposes	(16,664)	9,164

Real Estate Impairment Loss Not Recognized for Tax Purposes	637,438	150,000

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(157,715)	(580,941)
Taxable Income to Members	$1,651,019	$2,165,180

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2015	2014

Members’ Equity for Financial Reporting Purposes	$26,441,195	$28,098,778

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	4,280,520	3,390,746

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	15,485	110,165

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	0	16,664

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$36,752,870	$37,632,023

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 71, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2016.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 56, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2016.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2015.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2015 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2016:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2015 and 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2015, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2015.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2015

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$934,721

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,127,610

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$534,562

Managing Members	3% of Net Cash Flow in any fiscal year.	$743,888

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$19,382

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	2015	2014

Audit Fees	$20,583	$20,154
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,583	$20,154

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

(a) (1) A list of the financial statements contained herein is set forth on page 17.

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2016	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2016
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2016
Patrick W. Keene	(Principal Accounting Officer)