Form 10-Q
period 2016-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2016-05-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,838,266	$1,780,591

Real Estate Investments:
Land	9,055,563	9,055,563
Buildings	19,863,451	19,863,451
Acquired Intangible Lease Assets	2,327,904	2,327,904
Real Estate Held For Investment, at cost	31,246,918	31,246,918
Accumulated Depreciation and Amortization	(6,720,181)	(6,468,464)
Real Estate Held for Investment, Net	24,526,737	24,778,454
Real Estate Held for Sale	650,000	650,000
Total Real Estate Investments	25,176,737	25,428,454
Total Assets	$27,015,003	$27,209,045

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$185,624	$129,171
Distributions Payable	537,320	536,469
Unearned Rent	55,246	15,485
Total Current Liabilities	778,190	681,125

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	83,346	86,725

Members’ Equity (Deficit):
Managing Members	(4,682)	3,950
Limited Members – 50,000 Units authorized; 40,570 Units issued and outstanding as of 3/31/16 and 12/31/15	26,158,149	26,437,245
Total Members’ Equity	26,153,467	26,441,195
Total Liabilities and Members’ Equity	$27,015,003	$27,209,045

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$588,670	$606,568

Expenses:
LLC Administration – Affiliates	77,558	92,458
LLC Administration and Property Management – Unrelated Parties	42,290	25,771
Depreciation and Amortization	234,075	218,488
Total Expenses	353,923	336,717

Operating Income	234,747	269,851

Other Income:
Interest Income	1,214	2,917

Income from Continuing Operations	235,961	272,768

Income (Loss) from Discontinued Operations	13,631	(19,293)

Net Income	$249,592	$253,475

Net Income Allocated:
Managing Members	$7,488	$7,604
Limited Members	242,104	245,871
Total	$249,592	$253,475

Income (Loss) per LLC Unit:
Continuing Operations	$5.64	$6.43
Discontinued Operations	.33	(.45)
Total – Basic and Diluted	$5.97	$5.98

Weighted Average Units Outstanding – Basic and Diluted	40,570	41,122

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$249,592	$253,475

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	248,338	224,085
Increase (Decrease) in Payable to AEI Fund Management, Inc.	56,453	20,801
Increase (Decrease) in Unearned Rent	39,761	34,112
Total Adjustments	344,552	278,998
Net Cash Provided By (Used For) Operating Activities	594,144	532,473

Cash Flows from Financing Activities:
Distributions Paid to Members	(536,469)	(542,448)

Net Increase (Decrease) in Cash	57,675	(9,975)

Cash, beginning of period	1,780,591	4,182,911

Cash, end of period	$1,838,266	$4,172,936

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(15,307)	(528,598)	(543,905)

Net Income	7,604	245,871	253,475

Balance, March 31, 2015	$5,297	$27,803,051	$27,808,348	41,121.89

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(16,120)	(521,200)	(537,320)

Net Income	7,488	242,104	249,592

Balance, March 31, 2016	$(4,682)	$26,158,149	$26,153,467	40,569.95

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The Company allocated $922,252 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $405,185 and above-market lease intangibles of $517,067. The Company incurred $105,145 of acquisition expenses related to the purchase that were expensed.  The property is leased to Bio-Medical Applications of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years (as of the date of purchase) and annual rent of $224,698.

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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  As of March 31, 2016, the tenant owed $56,283 of past due rent, which was not accrued for financial reporting purposes.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When this occurs, the Company will become responsible for its 60% share of real estate taxes and other costs associated with maintaining the property until the property is sold or leased to a new tenant.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

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

In September 2013, the Company decided to sell both Johnny Carino’s restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $750,000, which will result in a net gain of approximately $100,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2016	2015

Bankruptcy Claim Payments Received	$26,843	$0
Property Management Expenses	(13,212)	(19,293)
Income (Loss) from Discontinued Operations	$13,631	$(19,293)

	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$13,631	$(19,293)

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members’ Capital –

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $537,320 and $543,905, respectively.  The Limited Members received distributions of $521,200 and $528,598 and the Managing Members received distributions of $16,120 and $15,307 for the periods, respectively.  The Limited Members' distributions represented $12.85 and $12.85 per LLC Unit outstanding using 40,570 and 41,122 weighted average Units in 2016 and 2015, respectively.  The distributions represented $5.97 and $5.98 per Unit of Net Income and $6.88 and $6.87 per Unit of return of contributed capital in 2016 and 2015, respectively.

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

At March 31, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company recognized rental income from continuing operations of $588,670 and $606,568, respectively.  In 2016, rental income decreased due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  These decreases in rental income were partially offset by additional rent received from one property acquisition in 2015 and rent increases on four properties.  Based on the scheduled rent for the properties as of April 30, 2016, the Company expects to recognize rental income from continuing operations of approximately $2,330,000 in 2016.  For the Sports Authority store, only rent received from the tenant through the date of filing was included in this amount, due to the uncertainty of collecting the remaining scheduled rent for 2016.

For the three months ended March 31, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $77,558 and $92,458, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $42,290 and $25,771, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  As of March 31, 2016, the tenant owed $56,283 of past due rent, which was not accrued for financial reporting purposes.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When this occurs, the Company will become responsible for its 60% share of real estate taxes and other costs associated with maintaining the property until the property is sold or leased to a new tenant.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

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

For the three months ended March 31, 2016 and 2015, the Company recognized interest income of $1,214 and $2,917, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Company included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the three months ended March 31, 2016, the Company recognized income from discontinued operations of $13,632, representing bankruptcy claim payments received less property management expenses.  For the three months ended March 31, 2015, the Company recognized a loss from discontinued operations of $19,293, representing property management expenses.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Company decided to sell both Johnny Carino’s restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $750,000, which will result in a net gain of approximately $100,000.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company's cash balances increased $57,675 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2015, the Company's cash balances decreased $9,975 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $532,473 in 2015 to $594,144 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in LLC administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2016 and 2015, the Company did not complete any property acquisitions or property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On June 9, 2015, the Company purchased a Fresenius Medical Center in Gretna, Louisiana for $3,456,892.  The property is leased to Bio-Medical Applications of Louisiana, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 15.0 years (as of the date of purchase) and annual rent of $224,698.

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

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $537,320 and $543,905, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $521,200 and $528,598 and the Managing Members received distributions of $16,120 and $15,307 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 in 2015.  The Limited Members received distributions of $50,000 and the Managing Members received distributions of $505.  The Limited Members’ distributions represented $1.22 per Unit.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2016 and 2015, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)