Form 10-Q
period 2016-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2016-08-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-50609

AEI INCOME & GROWTH FUND 25 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	75-3074973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,819,972	$1,780,591
Receivables	27,233	0
Total Current Assets	1,847,205	1,780,591

Real Estate Investments:
Land	9,055,563	9,055,563
Buildings	19,863,451	19,863,451
Acquired Intangible Lease Assets	2,327,904	2,327,904
Real Estate Held For Investment, at cost	31,246,918	31,246,918
Accumulated Depreciation and Amortization	(6,971,898)	(6,468,464)
Real Estate Held for Investment, Net	24,275,020	24,778,454
Real Estate Held for Sale	650,000	650,000
Total Real Estate Investments	24,925,020	25,428,454
Total Assets	$26,772,225	$27,209,045

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$195,571	$129,171
Distributions Payable	536,279	536,469
Unearned Rent	59,867	15,485
Total Current Liabilities	791,717	681,125

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	79,967	86,725

Members' Equity (Deficit):
Managing Members	(11,260)	3,950
Limited Members – 50,000 Units authorized; 40,570 Units issued and outstanding as of 6/30/16 and 12/31/15	25,911,801	26,437,245
Total Members' Equity	25,900,541	26,441,195
Total Liabilities and Members' Equity	$26,772,225	$27,209,045
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$672,807	$601,882	$1,261,477	$1,208,450

Expenses:
LLC Administration – Affiliates	80,635	91,818	158,193	184,276
LLC Administration and Property Management – Unrelated Parties	64,088	34,884	106,378	60,655
Property Acquisition	0	138,824	0	138,824
Depreciation and Amortization	234,075	222,079	468,150	440,567
Total Expenses	378,798	487,605	732,721	824,322

Operating Income	294,009	114,277	528,756	384,128

Other Income:
Gain on Sale of Real Estate	0	424,000	0	424,000
Interest Income	1,182	3,089	2,396	6,006
Total Other Income	1,182	427,089	2,396	430,006

Income from Continuing Operations	295,191	541,366	531,152	814,134

Income (Loss) from Discontinued Operations	(11,838)	(17,869)	1,793	(37,162)

Net Income	$283,353	$523,497	$532,945	$776,972

Net Income Allocated:
Managing Members	$8,500	$15,020	$15,988	$22,624
Limited Members	274,853	508,477	516,957	754,348
Total	$283,353	$523,497	$532,945	$776,972

Income (Loss) per LLC Unit:
Continuing Operations	$7.06	$12.85	$12.70	$19.27
Discontinued Operations	(.29)	(.42)	.04	(.88)
Total – Basic and Diluted	$6.77	$12.43	$12.74	$18.39

Weighted Average Units Outstanding – Basic and Diluted	40,570	40,922	40,570	41,022

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$532,945	$776,972

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	496,676	451,761
Gain on Sale of Real Estate	0	(424,000)
(Increase) Decrease in Receivables	(27,233)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	66,400	87,119
Increase (Decrease) in Unearned Rent	44,382	63,476
Total Adjustments	580,225	178,356
Net Cash Provided By (Used For) Operating Activities	1,113,170	955,328

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,456,892)
Proceeds from Sale of Real Estate	0	1,550,343
Net Cash Provided By (Used For) Investing Activities	0	(1,906,549)

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,073,789)	(1,086,353)
Repurchase of LLC Units	0	(132,451)
Net Cash Provided By (Used For) Financing Activities	(1,073,789)	(1,218,804)

Net Increase (Decrease) in Cash	39,381	(2,170,025)

Cash, beginning of period	1,780,591	4,182,911

Cash, end of period	$1,819,972	$2,012,886

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(27,490)	(1,057,199)	(1,084,689)

Repurchase of LLC Units	(3,973)	(128,478)	(132,451)	(199.52)

Net Income	22,624	754,348	776,972

Balance, June 30, 2015	$4,161	$27,654,449	$27,658,610	40,922.37

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(31,198)	(1,042,401)	(1,073,599)

Net Income	15,988	516,957	532,945

Balance, June 30, 2016	$(11,260)	$25,911,801	$25,900,541	40,569.95

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

(2)  Organization –

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

In November 2015, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  In May 2016, the agreement was terminated by the buyer.  If the sale was completed, the Company expected to receive net sale proceeds of approximately $1,785,000.  The owners have listed the property for lease with a real estate broker in the Wichita area.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2016, the tenant owed $56,282 of past due rent, of which $27,233 was accrued and received in July 2016 and $29,049 was not accrued for financial reporting purposes.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund will reduce its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

The tenant of the Johnny Carino's restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties were vacant, the Company was responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,473 on its claims from the plan.  In February 2016, the Company received final claim payments totaling $26,843.

In September 2013, the Company decided to sell both Johnny Carino's restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  On August 4, 2016, the sale closed with the Company receiving net proceeds of approximately $750,000, which resulted in a net gain of approximately $100,000.  At the time of sale, the carrying value of the property was $650,000.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Bankruptcy Claim Payments Received	$0	$0	$26,843	$0
Property Management Expenses	(11,838)	(17,869)	(25,050)	(37,162)
Income (Loss) from Discontinued Operations	$(11,838)	$(17,869)	$1,793	$(37,162)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$(11,838)	$(17,869)	$1,793	$(37,162)

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members' Capital –

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $1,073,599 and $1,084,689, respectively.  The Limited Members received distributions of $1,042,401 and $1,057,199 and the Managing Members received distributions of $31,198 and $27,490 for the periods, respectively.  The Limited Members' distributions represented $25.69 and $25.77 per LLC Unit outstanding using 40,570 and 41,022 weighted average Units in 2016 and 2015, respectively.  The distributions represented $12.74 and $15.25 per Unit of Net Income and $12.95 and $10.52 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 and $252,525 in 2016 and 2015, respectively.  The Limited Members received distributions of $50,000 and $250,000 and the Managing Members received distributions of $505 and $2,525 for the periods, respectively.  The Limited Members' distributions represented $1.23 and $6.11 per Unit for the periods, respectively.

During the first six months of 2016, the Company did not repurchase any Units from the Limited Members.  On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 in 2015.

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

At June 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements – (Continued)

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

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Results of Operations

For the six months ended June 30, 2016 and 2015, the Company recognized rental income from continuing operations of $1,261,477 and $1,208,450, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2015 and rent increases on five properties.  These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  Based on the scheduled rent for the properties as of July 31, 2016, the Company expects to recognize rental income from continuing operations of approximately $2,385,000 in 2016.

For the six months ended June 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $158,193 and $184,276, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $106,378 and $60,655, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2015, the Company incurred property acquisition expenses of $138,824 related to the purchase of the Fresenius Medical Center in Gretna, Louisiana.

In November 2015, the Company entered into an agreement to sell its 60% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  In May 2016, the agreement was terminated by the buyer.  If the sale was completed, the Company expected to receive net sale proceeds of approximately $1,785,000.  The owners have listed the property for lease with a real estate broker in the Wichita area.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2016, the tenant owed $56,282 of past due rent, of which $27,233 was accrued and received in July 2016 and $29,049 was not accrued for financial reporting purposes.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund will reduce its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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

During the six months ended June 30, 2015, the Company recognized gain on sale of real estate of $424,000.  In the fourth quarter of 2014, the Company decided to sell the Advance Auto store in Brownsville, Texas.  In February 2015, the Company entered into an agreement to sell the property to an unrelated third party.  On April 20, 2015, the sale closed with the Company receiving net proceeds of $1,550,343, which resulted in a net gain of $424,000.  At the time of sale, the cost and related accumulated depreciation was $1,585,269 and $458,926, respectively.

For the six months ended June 30, 2016 and 2015, the Company recognized interest income of $2,396 and $6,006, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Company included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the six months ended June 30, 2016, the Company recognized income from discontinued operations of $1,793, representing bankruptcy claim payments received less property management expenses.  For the six months ended June 30, 2015, the Company recognized a loss from discontinued operations of $37,162, representing property management expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The tenant of the Johnny Carino's restaurants was experiencing financial difficulties and closed the restaurants in Pueblo, Colorado (October 2013) and Lake Charles, Louisiana (January 2014). On March 27, 2014, the tenant filed for Chapter 11 bankruptcy reorganization.  Shortly thereafter, the tenant filed a motion with the bankruptcy court to reject the leases and returned possession of the properties to the Company.  As of the date of the bankruptcy filing, the tenant owed $97,680 of past due rent, which was not accrued for financial reporting purposes.  While the properties were vacant, the Company was responsible for the real estate taxes and other costs associated with maintaining the properties.  The Company submitted a Proof of Claim for damages to the bankruptcy court for each property.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Company received payments totaling $137,473 on its claims from the plan.  In February 2016, the Company received final claim payments totaling $26,843.

In September 2013, the Company decided to sell both Johnny Carino's restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  On August 4, 2016, the sale closed with the Company receiving net proceeds of approximately $750,000, which resulted in a net gain of approximately $100,000.  At the time of sale, the carrying value of the property was $650,000.

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

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company's cash balances increased $39,381 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the six months ended June 30, 2015, the Company's cash balances decreased $2,170,025 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $955,328 in 2015 to $1,113,170 in 2016 as a result of an increase in total rental and interest income in 2016, which was partially offset by an increase in LLC administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015, cash from operations was reduced by $138,824 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2015, the Company generated cash flow from the sale of real estate of $1,550,343.  During the same period, the Company expended $3,456,892 to invest in real properties as the Company reinvested cash generated from property sales completed in 2014 and 2015.

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

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $1,073,599 and $1,084,689, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,042,401 and $1,057,199 and the Managing Members received distributions of $31,198 and $27,490 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 and $252,525 in 2016 and 2015, respectively.  The Limited Members received distributions of $50,000 and $250,000 and the Managing Members received distributions of $505 and $2,525 for the periods, respectively.  The Limited Members' distributions represented $1.23 and $6.11 per Unit for the periods, respectively.

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

During the first six months of 2016, the Company did not repurchase any Units from the Limited Members.  On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 in 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 11, 2016	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)