Form 10-Q
period 2016-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2016-11-10
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$2,475,404	$1,780,591
Receivables	7,748	0
Total Current Assets	2,483,152	1,780,591

Real Estate Investments:
Land	9,055,563	9,055,563
Buildings	19,863,451	19,863,451
Acquired Intangible Lease Assets	2,327,904	2,327,904
Real Estate Held For Investment, at cost	31,246,918	31,246,918
Accumulated Depreciation and Amortization	(7,223,615)	(6,468,464)
Real Estate Held for Investment, Net	24,023,303	24,778,454
Real Estate Held for Sale	0	650,000
Total Real Estate Investments	24,023,303	25,428,454
Total Assets	$26,506,455	$27,209,045

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$176,623	$129,171
Distributions Payable	429,378	536,469
Unearned Rent	60,236	15,485
Total Current Liabilities	666,237	681,125

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	76,588	86,725

Members' Equity:
Managing Members	815	3,950
Limited Members – 50,000 Units authorized; 40,570 Units issued and outstanding as of 9/30/16 and 12/31/15	25,762,815	26,437,245
Total Members' Equity	25,763,630	26,441,195
Total Liabilities and Members' Equity	$26,506,455	$27,209,045
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$562,394	$635,476	$1,823,871	$1,843,926

Expenses:
LLC Administration – Affiliates	73,249	86,733	231,442	271,009
LLC Administration and Property Management – Unrelated Parties	57,699	18,656	164,077	79,311
Property Acquisition	0	815	0	139,639
Depreciation and Amortization	234,075	239,009	702,225	679,576
Total Expenses	365,023	345,213	1,097,744	1,169,535

Operating Income	197,371	290,263	726,127	674,391

Other Income:
Gain on Sale of Real Estate	0	0	0	424,001
Interest Income	1,515	1,295	3,911	7,300
Total Other Income	1,515	1,295	3,911	431,301

Income from Continuing Operations	198,886	291,558	730,038	1,105,692

Income from Discontinued Operations	93,580	122,248	95,373	85,086

Net Income	$292,466	$413,806	$825,411	$1,190,778

Net Income Allocated:
Managing Members	$24,956	$16,310	$40,944	$38,934
Limited Members	267,510	397,496	784,467	1,151,844
Total	$292,466	$413,806	$825,411	$1,190,778

Income per LLC Unit:
Continuing Operations	$4.76	$6.81	$17.45	$26.09
Discontinued Operations	1.83	2.90	1.89	2.01
Total – Basic and Diluted	$6.59	$9.71	$19.34	$28.10

Weighted Average Units Outstanding – Basic and Diluted	40,570	40,922	40,570	40,989

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$825,411	$1,190,778

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	745,014	705,033
Gain on Sale of Real Estate	(99,867)	(424,001)
(Increase) Decrease in Receivables	(7,748)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	47,452	(28,133)
Increase (Decrease) in Unearned Rent	44,751	44,064
Total Adjustments	729,602	296,963
Net Cash Provided By (Used For) Operating Activities	1,555,013	1,487,741

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,456,892)
Proceeds from Sale of Real Estate	749,867	1,550,344
Net Cash Provided By (Used For) Investing Activities	749,867	(1,906,548)

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,610,067)	(1,627,137)
Repurchase of LLC Units	0	(132,451)
Net Cash Provided By (Used For) Financing Activities	(1,610,067)	(1,759,588)

Net Increase (Decrease) in Cash	694,813	(2,178,395)

Cash, beginning of period	1,780,591	4,182,911

Cash, end of period	$2,475,404	$2,004,516

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$13,000	$28,085,778	$28,098,778	41,121.89

Distributions Declared	(43,839)	(1,585,799)	(1,629,638)

Repurchase of LLC Units	(3,973)	(128,478)	(132,451)	(199.52)

Net Income	38,934	1,151,844	1,190,778

Balance, September 30, 2015	$4,122	$27,523,345	$27,527,467	40,922.37

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(44,079)	(1,458,897)	(1,502,976)

Net Income	40,944	784,467	825,411

Balance, September 30, 2016	$815	$25,762,815	$25,763,630	40,569.95

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2016, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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

In September 2013, the Company decided to sell both Johnny Carino's restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  On August 4, 2016, the sale closed with the Company receiving net proceeds of $749,867, which resulted in a net gain of $99,867.  At the time of sale, the carrying value of the property was $650,000.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Bankruptcy Claim Payments Received	$0	$137,474	$26,843	$137,474
Property Management Expenses	(6,287)	(15,226)	(31,337)	(52,388)
Gain on Disposal of Real Estate	99,867	0	99,867	0
Income from Discontinued Operations	$93,580	$122,248	$95,373	$85,086

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$(6,287)	$122,248	$(4,494)	$85,086
Investing Activities	$749,867	$0	$749,867	$0

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members' Capital –

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $1,502,976 and $1,629,638, respectively.  The Limited Members received distributions of $1,458,897 and $1,585,799 and the Managing Members received distributions of $44,079 and $43,839 for the periods, respectively.  The Limited Members' distributions represented $35.96 and $38.69 per LLC Unit outstanding using 40,570 and 40,989 weighted average Units in 2016 and 2015, respectively.  The distributions represented $19.34 and $24.96 per Unit of Net Income and $16.62 and $13.73 per Unit of return of contributed capital in 2016 and 2015, respectively.

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

During the first nine months of 2016, the Company did not repurchase any Units from the Limited Members.  On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 in 2015.

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

At September 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

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

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Company recognized rental income from continuing operations of $1,823,871 and $1,843,926, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2015 and rent increases on five properties.  These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  Based on the scheduled rent for the properties as of October 31, 2016, the Company expects to recognize rental income from continuing operations of approximately $2,385,000 and $2,255,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $231,442 and $271,009, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $164,077 and $79,311, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

For the nine months ended September 30, 2015, the Company incurred property acquisition expenses of $139,639 related to the purchase of the Fresenius Medical Center in Gretna, Louisiana.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2016, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represents approximately 13% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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

For the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $3,911 and $7,300, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Company included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the nine months ended September 30, 2016, the Company recognized income from discontinued operations of $95,373, representing a gain on disposal of real estate of $99,867 and bankruptcy claim payments received of $26,843, which were partially offset by property management expenses of $31,337.  For the nine months ended September 30, 2015, the Company recognized income from discontinued operations of $85,086, representing bankruptcy claim payments received less property management expenses.

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

In September 2013, the Company decided to sell both Johnny Carino's restaurants and classified them as Real Estate Held for Sale. On August 1, 2014, the Company sold the Lake Charles property to an unrelated third party.  In late March 2016, the Company entered into an agreement to sell the Pueblo property to an unrelated third party.  On August 4, 2016, the sale closed with the Company receiving net proceeds of $749,867, which resulted in a net gain of $99,867.  At the time of sale, the carrying value of the property was $650,000.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company's cash balances increased $694,813 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2015, the Company's cash balances decreased $2,178,395 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $1,487,741 in 2015 to $1,555,013 in 2016 as a result of a decrease in acquisition expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016 and an increase in LLC administration and property management expenses in 2016.  During 2015, cash from operations was reduced by $139,639 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2016 and 2015, the Company generated cash flow from the sale of real estate of $749,867 and $1,550,344, respectively.  During the nine months ended September 30, 2015, the Company expended $3,456,892 to invest in real properties as the Company reinvested cash generated from property sales completed in 2014 and 2015.

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

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $1,502,976 and $1,629,638, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,458,897 and $1,585,799 and the Managing Members received distributions of $44,079 and $43,839 for the periods, respectively.

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

During the first nine months of 2016, the Company did not repurchase any Units from the Limited Members.  On April 1, 2015, the Company repurchased a total of 199.52 Units for $128,478 from 12 Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,973 in 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)