Form 10-Q
period 2017-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2017-05-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$2,354,029	$2,139,205

Real Estate Investments:
Land	9,055,563	9,055,563
Buildings	19,871,184	19,871,184
Acquired Intangible Lease Assets	2,327,904	2,327,904
Real Estate Held For Investment, at cost	31,254,651	31,254,651
Accumulated Depreciation and Amortization	(7,727,126)	(7,475,332)
Real Estate Held for Investment, Net	23,527,525	23,779,319
Total Assets	$25,881,554	$25,918,524

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$207,601	$66,273
Distributions Payable	427,322	425,214
Unearned Rent	59,867	15,485
Total Current Liabilities	694,790	506,972

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	69,830	73,209

Members' Equity (Deficit):
Managing Members	(5,763)	879
Limited Members – 50,000 Units authorized; 40,217 Units issued and outstanding as of 3/31/17 and 12/31/16	25,122,697	25,337,464
Total Members' Equity	25,116,934	25,338,343
Total Liabilities and Members' Equity	$25,881,554	$25,918,524

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$562,394	$588,670

Expenses:
LLC Administration – Affiliates	71,180	77,558
LLC Administration and Property Management – Unrelated Parties	52,701	42,290
Depreciation and Amortization	234,152	234,075
Total Expenses	358,033	353,923

Operating Income	204,361	234,747

Other Income:
Interest Income	1,552	1,214

Income from Continuing Operations	205,913	235,961

Income from Discontinued Operations	0	13,631

Net Income	$205,913	$249,592

Net Income Allocated:
Managing Members	$6,177	$7,488
Limited Members	199,736	242,104
Total	$205,913	$249,592

Income per LLC Unit:
Continuing Operations	$4.97	$5.64
Discontinued Operations	0.00	.33
Total – Basic and Diluted	$4.97	$5.97

Weighted Average Units Outstanding – Basic and Diluted	40,217	40,570

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$205,913	$249,592

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	248,415	248,338
Increase (Decrease) in Payable to AEI Fund Management, Inc.	141,328	56,453
Increase (Decrease) in Unearned Rent	44,382	39,761
Total Adjustments	434,125	344,552
Net Cash Provided By (Used For) Operating Activities	640,038	594,144

Cash Flows from Financing Activities:
Distributions Paid to Members	(425,214)	(536,469)

Net Increase (Decrease) in Cash	214,824	57,675

Cash, beginning of period	2,139,205	1,780,591

Cash, end of period	$2,354,029	$1,838,266

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(16,120)	(521,200)	(537,320)

Net Income	7,488	242,104	249,592

Balance, March 31, 2016	$(4,682)	$26,158,149	$26,153,467	40,569.95

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(12,819)	(414,503)	(427,322)

Net Income	6,177	199,736	205,913

Balance, March 31, 2017	$(5,763)	$25,122,697	$25,116,934	40,216.65

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of March 31, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2017	2016

Bankruptcy Claim Payments Received	$0	$26,843
Property Management Expenses	0	(13,212)
Income (Loss) from Discontinued Operations	$0	$13,631

	2017	2016
Cash Flows from Discontinued Operations:
Operating Activities	$0	$13,631

(6)  Members' Capital –

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $427,322 and $537,320, respectively.  The Limited Members received distributions of $414,503 and $521,200 and the Managing Members received distributions of $12,819 and $16,120 for the periods, respectively.  The Limited Members' distributions represented $10.31 and $12.85 per LLC Unit outstanding using 40,217 and 40,570 weighted average Units in 2017 and 2016, respectively.  The distributions represented $4.97 and $5.97 per Unit of Net Income and $5.34 and $6.88 per Unit of return of contributed capital in 2017 and 2016, respectively.

(7)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the Company recognized rental income from continuing operations of $562,394 and $588,670, respectively.  In 2017, rental income decreased due to rent that was not received from the tenant of the Sports Authority store, as discussed below.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2017, the Company expects to recognize rental income from continuing operations of approximately $2,255,000 in 2017.

For the three months ended March 31, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $71,180 and $77,558, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $52,701 and $42,290, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, as a result of expenses related to the Sports Authority store.

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of March 31, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

For the three months ended March 31, 2017 and 2016, the Company recognized interest income of $1,552 and $1,214, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the three months ended March 31, 2017 and 2016, the Company's cash balances increased $214,824 and $57,675, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $594,144 in 2016 to $640,038 in 2017 as a result of a decrease in LLC administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2017.

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

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $427,322 and $537,320, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $414,503 and $521,200 and the Managing Members received distributions of $12,819 and $16,120 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2017 and 2016, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)