Form 10-Q
period 2017-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2017-08-11
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 – 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$2,358,404	$2,139,205

Real Estate Investments:
Land	9,055,563	9,055,563
Buildings	19,871,184	19,871,184
Acquired Intangible Lease Assets	2,327,904	2,327,904
Real Estate Held for Investment, at cost	31,254,651	31,254,651
Accumulated Depreciation and Amortization	(7,978,920)	(7,475,332)
Real Estate Held for Investment, Net	23,275,731	23,779,319
Total Assets	$25,634,135	$25,918,524

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$170,602	$66,273
Distributions Payable	427,320	425,214
Unearned Rent	60,390	15,485
Total Current Liabilities	658,312	506,972

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	66,451	73,209

Members' Equity (Deficit):
Managing Members	(11,990)	879
Limited Members – 50,000 Units authorized; 40,197 and 40,217 Units issued and outstanding as of 6/30/17 and 12/31/16, respectively	24,921,362	25,337,464
Total Members' Equity	24,909,372	25,338,343
Total Liabilities and Members' Equity	$25,634,135	$25,918,524

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$563,624	$672,807	$1,126,018	$1,261,477

Expenses:
LLC Administration – Affiliates	67,094	80,635	138,274	158,193
LLC Administration and Property Management – Unrelated Parties	30,246	64,088	82,947	106,378
Depreciation and Amortization	234,152	234,075	468,304	468,150
Total Expenses	331,492	378,798	689,525	732,721

Operating Income	232,132	294,009	436,493	528,756

Other Income:
Interest Income	1,599	1,182	3,151	2,396

Income from Continuing Operations	233,731	295,191	439,644	531,152

Income (Loss) from Discontinued Operations	0	(11,838)	0	1,793

Net Income	$233,731	$283,353	$439,644	$532,945

Net Income Allocated:
Managing Members	$7,012	$8,500	$13,189	$15,988
Limited Members	226,719	274,853	426,455	516,957
Total	$233,731	$283,353	$439,644	$532,945

Income (Loss) per LLC Unit:
Continuing Operations	$5.64	$7.06	$10.61	$12.70
Discontinued Operations	.00	(.29)	.00	.04
Total – Basic and Diluted	$5.64	$6.77	$10.61	$12.74

Weighted Average Units Outstanding – Basic and Diluted	40,197	40,570	40,207	40,570

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$439,644	$532,945

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	496,830	496,676
(Increase) Decrease in Receivables	0	(27,233)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	104,329	66,400
Increase (Decrease) in Unearned Rent	44,905	44,382
Total Adjustments	646,064	580,225
Net Cash Provided By (Used For) Operating Activities	1,085,708	1,113,170

Cash Flows from Financing Activities:
Distributions Paid to Members	(852,536)	(1,073,789)
Repurchase of LLC Units	(13,973)	0
Net Cash Provided By (Used For) Financing Activities	(866,509)	(1,073,789)

Net Increase (Decrease) in Cash	219,199	39,381

Cash, beginning of period	2,139,205	1,780,591

Cash, end of period	$2,358,404	$1,819,972

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(31,198)	(1,042,401)	(1,073,599)

Net Income	15,988	516,957	532,945

Balance, June 30, 2016	$(11,260)	$25,911,801	$25,900,541	40,569.95

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(25,639)	(829,003)	(854,642)

Repurchase of LLC Units	(419)	(13,554)	(13,973)	(20.00)

Net Income	13,189	426,455	439,644

Balance, June 30, 2017	$(11,990)	$24,921,362	$24,909,372	40,196.65

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

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
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Bankruptcy Claim Payments Received	$0	$0	$0	$26,843
Property Management Expenses	0	(11,838)	0	(25,050)
Income (Loss) from Discontinued Operations	$0	$(11,838)	$0	$1,793

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(11,838)	$0	$1,793

(6)  Members' Capital –

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $854,642 and $1,073,599, respectively.  The Limited Members received distributions of $829,003 and $1,042,401 and the Managing Members received distributions of $25,639 and $31,198 for the periods, respectively.  The Limited Members' distributions represented $20.62 and $25.69 per LLC Unit outstanding using 40,207 and 40,570 weighted average Units in 2017 and 2016, respectively.  The distributions represented $10.27 and $12.74 per Unit of Net Income and $10.35 and $12.95 per Unit of return of contributed capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 in 2016.  The Limited Members received distributions of $50,000 and the Managing Members received distributions of $505.  The Limited Members' distributions represented $1.23 per Unit.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members' Capital – (Continued)

On April 1, 2017, the Company repurchased a total of 20.00 Units for $13,554 from one Limited Member in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  During the first six months of 2016, the Company did not repurchase any Units from the Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $419 in 2017.

(7)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2017 and 2016, the Company recognized rental income from continuing operations of $1,126,018 and $1,261,477, respectively.  In 2017, rental income decreased due to rent that was not received from the tenant of the Sports Authority store, as discussed below.  This decrease was partially offset by rent increases on three properties.  Based on the scheduled rent for the properties as of July 31, 2017, the Company expects to recognize rental income from continuing operations of approximately $2,255,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $138,274 and $158,193, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $82,947 and $106,378, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

For the six months ended June 30, 2017 and 2016, the Company recognized interest income of $3,151 and $2,396, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2017 and 2016, the Company's cash balances increased $219,199 and $39,381, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $1,113,170 in 2016 to $1,085,708 in 2017 as a result of a decrease in total rental and interest income in 2017, which was partially offset by a decrease in LLC administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $854,642 and $1,073,599, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $829,003 and $1,042,401 and the Managing Members received distributions of $25,639 and $31,198 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $50,505 in 2016.  The Limited Members received distributions of $50,000 and the Managing Members received distributions of $505.  The Limited Members' distributions represented $1.23 per Unit.

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

On April 1, 2017, the Company repurchased a total of 20.00 Units for $13,554 from one Limited Member in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  During the first six months of 2016, the Company did not repurchase any Units from the Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $419 in 2017.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	20.00	$677.70	2,238.12(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)