Form 10-Q
period 2017-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2017-11-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$2,334,208	$2,139,205

Real Estate Investments:
Land	8,005,563	9,055,563
Buildings	18,386,544	19,871,184
Acquired Intangible Lease Assets	1,405,652	2,327,904
Real Estate Held for Investment, at cost	27,797,759	31,254,651
Accumulated Depreciation and Amortization	(7,955,512)	(7,475,332)
Real Estate Held for Investment, Net	19,842,247	23,779,319
Real Estate Held for Sale	3,181,690	0
Total Real Estate Investments	23,023,937	23,779,319
Total Assets	$25,358,145	$25,918,524

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$130,694	$66,273
Distributions Payable	427,320	425,214
Unearned Rent	26,786	15,485
Total Current Liabilities	584,800	506,972

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	63,072	73,209

Members' Equity (Deficit):
Managing Members	(17,963)	879
Limited Members – 50,000 Units authorized; 40,197 and 40,217 Units issued and outstanding as of 9/30/17 and 12/31/16, respectively	24,728,236	25,337,464
Total Members' Equity	24,710,273	25,338,343
Total Liabilities and Members' Equity	$25,358,145	$25,918,524

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$564,891	$562,394	$1,690,909	$1,823,871

Expenses:
LLC Administration – Affiliates	69,027	73,249	207,301	231,442
LLC Administration and Property Management – Unrelated Parties	35,142	57,699	118,089	164,077
Depreciation and Amortization	234,152	234,075	702,456	702,225
Total Expenses	338,321	365,023	1,027,846	1,097,744

Operating Income	226,570	197,371	663,063	726,127

Other Income:
Interest Income	1,651	1,515	4,802	3,911

Income from Continuing Operations	228,221	198,886	667,865	730,038

Income from Discontinued Operations	0	93,580	0	95,373

Net Income	$228,221	$292,466	$667,865	$825,411

Net Income Allocated:
Managing Members	$6,847	$24,956	$20,036	$40,944
Limited Members	221,374	267,510	647,829	784,467
Total	$228,221	$292,466	$667,865	$825,411

Income per LLC Unit:
Continuing Operations	$5.51	$4.76	$16.11	$17.45
Discontinued Operations	.00	1.83	.00	1.89
Total – Basic and Diluted	$5.51	$6.59	$16.11	$19.34

Weighted Average Units Outstanding – Basic and Diluted	40,197	40,570	40,203	40,570

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$667,865	$825,411

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	745,245	745,014
Gain on Sale of Real Estate	0	(99,867)
(Increase) Decrease in Receivables	0	(7,748)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	64,421	47,452
Increase (Decrease) in Unearned Rent	11,301	44,751
Total Adjustments	820,967	729,602
Net Cash Provided By (Used For) Operating Activities	1,488,832	1,555,013

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	749,867

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,279,856)	(1,610,067)
Repurchase of LLC Units	(13,973)	0
Net Cash Provided By (Used For) Financing Activities	(1,293,829)	(1,610,067)

Net Increase (Decrease) in Cash	195,003	694,813

Cash, beginning of period	2,139,205	1,780,591

Cash, end of period	$2,334,208	$2,475,404

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$3,950	$26,437,245	$26,441,195	40,569.95

Distributions Declared	(44,079)	(1,458,897)	(1,502,976)

Net Income	40,944	784,467	825,411

Balance, September 30, 2016	$815	$25,762,815	$25,763,630	40,569.95

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(38,459)	(1,243,503)	(1,281,962)

Repurchase of LLC Units	(419)	(13,554)	(13,973)	(20.00)

Net Income	20,036	647,829	667,865

Balance, September 30, 2017	$(17,963)	$24,728,236	$24,710,273	40,196.65

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  Biomat may terminate the lease within 90 days if it is unable to obtain governmental approvals and building permits.  The Company's 60% share of annual rent is $55,607 and is expected to commence on June 18, 2018.  Biomat has agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  The Company will be responsible for paying its 60% share of the remaining cost to replace the roof, which is expected to be approximately $170,000.  As part of the lease transaction, the Company will pay its 60% share of lease commissions to real estate brokers totaling $81,440 that will be capitalized and amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

In the third quarter of 2017, the Company decided to sell the Fresenius Medical Center in Gretna, Louisiana.  In October 2017, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $3,950,000, which will result in a net gain of approximately $768,300.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $3,181,690.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Bankruptcy Claim Payments Received	$0	$0	$0	$26,843
Property Management Expenses	0	(6,287)	0	(31,337)
Gain on Disposal of Real Estate	0	99,867	0	99,867
Income from Discontinued Operations	$0	$93,580	$0	$95,373

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(6,287)	$0	$(4,494)
Investing Activities	$0	$749,867	$0	$749,867

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members' Capital –

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $1,281,962 and $1,502,976, respectively.  The Limited Members received distributions of $1,243,503 and $1,458,897 and the Managing Members received distributions of $38,459 and $44,079 for the periods, respectively.  The Limited Members' distributions represented $30.93 and $35.96 per LLC Unit outstanding using 40,203 and 40,570 weighted average Units in 2017 and 2016, respectively.  The distributions represented $15.77 and $19.34 per Unit of Net Income and $15.16 and $16.62 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(7)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Company recognized rental income from continuing operations of $1,690,909 and 1,823,871, respectively.  In 2017, rental income decreased due to rent that was not received from the tenant of the Sports Authority store, as discussed below.  This decrease was partially offset by rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2017, the Company expects to recognize rental income from continuing operations of approximately $2,264,000 and $2,307,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $207,301 and $231,442, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $118,089 and $164,077, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2017, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $12.85 per Unit to $10.27 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  Biomat may terminate the lease within 90 days if it is unable to obtain governmental approvals and building permits.  The Company's 60% share of annual rent is $55,607 and is expected to commence on June 18, 2018.  Biomat has agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  The Company will be responsible for paying its 60% share of the remaining cost to replace the roof, which is expected to be approximately $170,000.  As part of the lease transaction, the Company will pay its 60% share of lease commissions to real estate brokers totaling $81,440 that will be capitalized and amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

For the nine months ended September 30, 2017 and 2016, the Company recognized interest income of $4,802 and $3,911, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Company's cash balances increased $195,003 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.  During the nine months ended September 30, 2016, the Company's cash balances increased $694,813 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,555,013 in 2016 to $1,488,832 in 2017 as a result of a decrease in total rental and interest income in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2017.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2016, the Company generated cash flow from the sale of real estate of $749,867.

In the third quarter of 2017, the Company decided to sell the Fresenius Medical Center in Gretna, Louisiana.  In October 2017, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $3,950,000, which will result in a net gain of approximately $768,300.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $3,181,690.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $1,281,962 and $1,502,976, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,243,503 and $1,458,897 and the Managing Members received distributions of $38,459 and $44,079 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)