Form 10-Q
period 2018-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2018-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$5,827,931	$6,081,556

Real Estate Investments:
Land	8,005,563	8,005,563
Buildings	18,386,544	18,386,544
Acquired Intangible Lease Assets	1,487,092	1,487,092
Real Estate Held for Investment, at cost	27,879,199	27,879,199
Accumulated Depreciation and Amortization	(8,398,494)	(8,177,003)
Real Estate Held for Investment, Net	19,480,705	19,702,196
Total Assets	$25,308,636	$25,783,752

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$177,923	$155,267
Distributions Payable	424,330	720,251
Unearned Rent	43,155	15,485
Total Current Liabilities	645,408	891,003

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	56,314	59,693

Members' Equity:
Managing Members	481	7,265
Limited Members – 50,000 Units authorized; 40,042 Units issued and outstanding as of 3/31/2018 and 12/31/2017	24,606,433	24,825,791
Total Members' Equity	24,606,914	24,833,056
Total Liabilities and Members' Equity	$25,308,636	$25,783,752

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$511,374	$562,394

Expenses:
LLC Administration – Affiliates	66,111	71,180
LLC Administration and Property Management – Unrelated Parties	38,934	52,701
Depreciation and Amortization	212,515	234,152
Total Expenses	317,560	358,033

Operating Income	193,814	204,361

Other Income:
Interest Income	4,374	1,552

Net Income	$198,188	$205,913

Net Income Allocated:
Managing Members	$5,946	$6,177
Limited Members	192,242	199,736
Total	$198,188	$205,913

Net Income per LLC Unit	$4.80	$4.97

Weighted Average Units Outstanding – Basic and Diluted	40,042	40,217

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$198,188	$205,913

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	218,112	248,415
Increase (Decrease) in Payable to AEI Fund Management, Inc.	22,656	141,328
Increase (Decrease) in Unearned Rent	27,670	44,382
Total Adjustments	268,438	434,125
Net Cash Provided By (Used For) Operating Activities	466,626	640,038

Cash Flows from Financing Activities:
Distributions Paid to Members	(720,251)	(425,214)

Net Increase (Decrease) in Cash	(253,625)	214,824

Cash, beginning of period	6,081,556	2,139,205

Cash, end of period	$5,827,931	$2,354,029

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(12,819)	(414,503)	(427,322)

Net Income	6,177	199,736	205,913

Balance, March 31, 2017	$(5,763)	$25,122,697	$25,116,934	40,216.65

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.44

Distributions Declared	(12,730)	(411,600)	(424,330)

Net Income	5,946	192,242	198,188

Balance, March 31, 2018	$481	$24,606,433	$24,606,914	40,042.44

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements – (Continued)

Management has concluded that all of the Company's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Company has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

(4)  Real Estate Investments –

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of March 31, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments – (Continued)

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

In February 2018, the Company entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $51,630 to $44,079 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $14,693.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members' Capital –

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $424,330 and $427,322, respectively.  The Limited Members received distributions of $411,600 and $414,503 and the Managing Members received distributions of $12,730 and $12,819 for the periods, respectively.  The Limited Members' distributions represented $10.28 and $10.31 per LLC Unit outstanding using 40,042 and 40,217 weighted average Units in 2018 and 2017, respectively.  The distributions represented $4.80 and $4.97 per Unit of Net Income and $5.48 and $5.34 per Unit of return of contributed capital in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2018 and 2017, the Company recognized rental income of $511,374 and $562,394, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and a rent decrease related to the Advance Auto Parts store, as discussed below.  These decreases were partially offset by rent increases on three properties.  Based on the scheduled rent for the properties as of April 30, 2018, the Company expects to recognize rental income from continuing operations of approximately $2,079,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $66,111 and $71,180, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $38,934 and $52,701, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owns a 60% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

In February 2018, the Company entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $51,630 to $44,079 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $14,693.

For the three months ended March 31, 2018 and 2017, the Company recognized interest income of $4,374 and $1,552, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2018, the Company's cash balances decreased $253,625 as a result of distributions paid to the Members in excess of cash generated from operating activities.  During the three months ended March 31, 2017, the Company's cash balances increased $214,824 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $640,038 in 2017 to $466,626 in 2018 as a result of a decrease in total rental and interest income in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2018.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2018 and 2017, the Company did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $424,330 and $427,322, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $411,600 and $414,503 and the Managing Members received distributions of $12,730 and $12,819 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2018 and 2017, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2018	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)