Form 10-Q
period 2018-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2018-08-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Statements for the Periods ended June 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 – 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$5,688,784	$6,081,556

Real Estate Investments:
Land	8,005,563	8,005,563
Buildings	18,386,544	18,386,544
Acquired Intangible Lease Assets	1,487,092	1,487,092
Real Estate Held for Investment, at cost	27,879,199	27,879,199
Accumulated Depreciation and Amortization	(8,620,324)	(8,177,003)
Real Estate Held for Investment, Net	19,258,875	19,702,196
Total Assets	$24,947,659	$25,783,752

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$219,310	$155,267
Distributions Payable	422,250	720,251
Unearned Rent	64,640	15,485
Total Current Liabilities	706,200	891,003

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	52,935	59,693

Members' Equity (Deficit):
Managing Members	(10,051)	7,265
Limited Members – 50,000 Units authorized; 39,898 and 40,042 Units issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	24,198,575	24,825,791
Total Members' Equity	24,188,524	24,833,056
Total Liabilities and Members' Equity	$24,947,659	$25,783,752

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Rental Income	$507,091	$563,624	$1,018,465	$1,126,018

Expenses:
LLC Administration – Affiliates	64,420	67,094	130,531	138,274
LLC Administration and Property Management – Unrelated Parties	135,158	30,246	174,092	82,947
Depreciation and Amortization	212,854	234,152	425,369	468,304
Total Expenses	412,432	331,492	729,992	689,525

Operating Income	94,659	232,132	288,473	436,493

Other Income:
Interest Income	9,628	1,599	14,002	3,151

Net Income	$104,287	$233,731	$302,475	$439,644

Net Income Allocated:
Managing Members	$3,128	$7,012	$9,074	$13,189
Limited Members	101,159	226,719	293,401	426,455
Total	$104,287	$233,731	$302,475	$439,644

Net Income per LLC Unit	$2.54	$5.64	$7.34	$10.61

Weighted Average Units Outstanding – Basic and Diluted	39,898	40,197	39,970	40,207

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$302,475	$439,644

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	436,563	496,830
Increase (Decrease) in Payable to AEI Fund Management, Inc.	64,043	104,329
Increase (Decrease) in Unearned Rent	49,155	44,905
Total Adjustments	549,761	646,064
Net Cash Provided By (Used For) Operating Activities	852,236	1,085,708

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,144,581)	(852,536)
Repurchase of LLC Units	(100,427)	(13,973)
Net Cash Provided By (Used For) Financing Activities	(1,245,008)	(866,509)

Net Increase (Decrease) in Cash	(392,772)	219,199

Cash, beginning of period	6,081,556	2,139,205

Cash, end of period	$5,688,784	$2,358,404

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(25,639)	(829,003)	(854,642)

Repurchase of LLC Units	(419)	(13,554)	(13,973)	(20.00)

Net Income	13,189	426,455	439,644

Balance, June 30, 2017	$(11,990)	$24,921,362	$24,909,372	40,196.65

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.40

Distributions Declared	(23,377)	(823,203)	(846,580)

Repurchase of LLC Units	(3,013)	(97,414)	(100,427)	(144.25)

Net Income	9,074	293,401	302,475

Balance, June 30, 2018	$(10,051)	$24,198,575	$24,188,524	39,898.15

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018
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

In July 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members to continue the Company for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Company's properties and assets within 24 months.  The votes are scheduled to be counted on August 24, 2018.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  At June 30, 2018, the Company accrued approximately $81,000 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

In February 2018, the Company entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $51,630 to $44,079 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant received free rent for four months that equaled $14,693.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members' Capital –

For the six months ended June 30, 2018 and 2017, the Company declared distributions of $846,580 and $854,642, respectively.  The Limited Members received distributions of $823,203 and $829,003 and the Managing Members received distributions of $23,377 and $25,639 for the periods, respectively.  The Limited Members' distributions represented $20.60 and $20.62 per LLC Unit outstanding using 39,970 and 40,207 weighted average Units in 2018 and 2017, respectively.  The distributions represented $4.90 and $10.27 per Unit of Net Income and $15.70 and $10.35 per Unit of return of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $101,010 in 2018.  The Limited Members received distributions of $100,000 and the Managing Members received distributions of $1,010.  The Limited Members' distributions represented $2.51 per Unit.

On April 1, 2018, the Company repurchased a total of 144.25 Units for $97,414 from five Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 20.00 Units for $13,554 from one Limited Member.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,013 and $419 in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2018 and 2017, the Company recognized rental income of $1,018,465 and $1,126,018, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and a rent decrease related to the Advance Auto Parts store, as discussed below.  These decreases were partially offset by rent increases on three properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties as of July 31, 2018, the Company expects to recognize rental income from continuing operations of approximately $2,079,000 in 2018.

For the six months ended June 30, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $130,531 and $138,274, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $174,092 and $82,947, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the property in Wichita, Kansas.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  At June 30, 2018, the Company accrued approximately $81,000 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

In February 2018, the Company entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $51,630 to $44,079 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant received free rent for four months that equaled $14,693.

For the six months ended June 30, 2018 and 2017, the Company recognized interest income of $14,002 and $3,151, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, the Company's cash balances decreased $392,772 as a result of distributions paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2017, the Company's cash balances increased $219,199 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,085,708 in 2017 to $852,236 in 2018 as a result of a decrease in total rental and interest income in 2018, an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2018 and 2017, the Company did not complete any property acquisitions or property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2018 and 2017, the Company declared distributions of $846,580 and $854,642, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $823,203 and $829,003 and the Managing Members received distributions of $23,377 and $25,639 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

As part of the distributions discussed above, the Company distributed net sale proceeds of $101,010 in 2018.  The Limited Members received distributions of $100,000 and the Managing Members received distributions of $1,010.  The Limited Members' distributions represented $2.51 per Unit.

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

On April 1, 2018, the Company repurchased a total of 144.25 Units for $97,414 from five Limited Members in accordance with the Operating Agreement.  On April 1, 2017, the Company repurchased a total of 20.00 Units for $13,554 from one Limited Member.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,013 and $419 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/18 to 4/30/18	144.25	$675.31	2,536.62(1)	(2)

5/1/18 to 5/31/18	--	--	--	--

6/1/18 to 6/30/18	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2018	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)