Form 10-Q
period 2018-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2018-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$5,579,698	$6,081,556

Real Estate Investments:
Land	8,005,563	8,005,563
Buildings	18,386,544	18,386,544
Acquired Intangible Lease Assets	1,487,092	1,487,092
Real Estate Held for Investment, at cost	27,879,199	27,879,199
Accumulated Depreciation and Amortization	(8,843,851)	(8,177,003)
Real Estate Held for Investment, Net	19,035,348	19,702,196
Total Assets	$24,615,046	$25,783,752

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$134,307	$155,267
Distributions Payable	422,667	720,251
Unearned Rent	30,117	15,485
Total Current Liabilities	587,091	891,003

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	49,556	59,693

Members' Equity (Deficit):
Managing Members	(14,738)	7,265
Limited Members – 50,000 Units authorized; 39,898 and 40,042 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	23,993,137	24,825,791
Total Members' Equity	23,978,399	24,833,056
Total Liabilities and Members' Equity	$24,615,046	$25,783,752

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$530,636	$564,891	$1,549,101	$1,690,909

Expenses:
LLC Administration – Affiliates	46,906	69,027	177,437	207,301
LLC Administration and Property Management – Unrelated Parties	70,457	35,142	244,549	118,089
Depreciation and Amortization	214,551	234,152	639,920	702,456
Total Expenses	331,914	338,321	1,061,906	1,027,846

Operating Income	198,722	226,570	487,195	663,063

Other Income:
Interest Income	13,820	1,651	27,822	4,802

Net Income	$212,542	$228,221	$515,017	$667,865

Net Income Allocated:
Managing Members	$6,377	$6,847	$15,451	$20,036
Limited Members	206,165	221,374	499,566	647,829
Total	$212,542	$228,221	$515,017	$667,865

Net Income per LLC Unit	$5.17	$5.51	$12.51	$16.11

Weighted Average Units Outstanding – Basic and Diluted	39,898	40,197	39,946	40,203

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$515,017	$667,865

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	656,711	745,245
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(20,960)	64,421
Increase (Decrease) in Unearned Rent	14,632	11,301
Total Adjustments	650,383	820,967
Net Cash Provided By (Used For) Operating Activities	1,165,400	1,488,832

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,566,831)	(1,279,856)
Repurchase of LLC Units	(100,427)	(13,973)
Net Cash Provided By (Used For) Financing Activities	(1,667,258)	(1,293,829)

Net Increase (Decrease) in Cash	(501,858)	195,003

Cash, beginning of period	6,081,556	2,139,205

Cash, end of period	$5,579,698	$2,334,208

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(38,459)	(1,243,503)	(1,281,962)

Repurchase of LLC Units	(419)	(13,554)	(13,973)	(20.00)

Net Income	20,036	647,829	667,865

Balance, September 30, 2017	$(17,963)	$24,728,236	$24,710,273	40,196.65

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.40

Distributions Declared	(34,441)	(1,234,806)	(1,269,247)

Repurchase of LLC Units	(3,013)	(97,414)	(100,427)	(144.25)

Net Income	15,451	499,566	515,017

Balance, September 30, 2018	$(14,738)	$23,993,137	$23,978,399	39,898.15

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

In July 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members to continue the Company for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Company's properties and assets.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On August 24, 2018, the votes were counted and neither proposal received the required majority vote.  As a result, the Company will not liquidate and will continue in operation until the Limited Members vote to authorize the sale of all of the Company's properties or December 31, 2053, as stated in the Operating Agreement. However, in approximately five years, the Managing Member expects to again submit the question to liquidate to a vote by the Limited Members.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of year-to-date quarterly changes in members' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

(5)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $81,329 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(5)  Real Estate Investments – (Continued)

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

In September 2018, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Yankton, South Dakota to extend the lease term five years to end on December 31, 2023.  As part of the agreement, the annual rent will decrease from $185,820 to $105,000 effective January 1, 2019.  The annual rent will increase to $115,500 effective January 1, 2021 and will increase to $185,820 effective October 1, 2023.

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Members' Equity –

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $1,269,247 and $1,281,962, respectively.  The Limited Members received distributions of $1,234,806 and $1,243,503 and the Managing Members received distributions of $34,441 and $38,459 for the periods, respectively.  The Limited Members' distributions represented $30.91 and $30.93 per LLC Unit outstanding using 39,946 and 40,203 weighted average Units in 2018 and 2017, respectively.  The distributions represented $10.07 and $15.77 per Unit of Net Income and $20.84 and $15.16 per Unit of return of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $181,818 in 2018.  The Limited Members received distributions of $180,000 and the Managing Members received distributions of $1,818.  The Limited Members' distributions represented $4.52 per Unit.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Company recognized rental income of $1,549,101 and $1,690,909, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and a rent decrease related to the Advance Auto Parts store, as discussed below.  These decreases were partially offset by rent increases on three properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties as of October 31, 2018, the Company expects to recognize rental income from continuing operations of approximately $2,079,000 and $1,837,000 in 2018 and 2019, respectively.

For the nine months ended September 30, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $177,437 and $207,301, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $244,549 and $118,089, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the property in Wichita, Kansas.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $81,329 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

In September 2018, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Yankton, South Dakota to extend the lease term five years to end on December 31, 2023.  As part of the agreement, the annual rent will decrease from $185,820 to $105,000 effective January 1, 2019.  The annual rent will increase to $115,500 effective January 1, 2021 and will increase to $185,820 effective October 1, 2023.

For the nine months ended September 30, 2018 and 2017, the Company recognized interest income of $27,822 and $4,802, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2018, the Company's cash balances decreased $501,858 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2017, the Company's cash balances increased $195,003 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,488,832 in 2017 to $1,165,400 in 2018 as a result of a decrease in total rental and interest income in 2018, an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2018 and 2017, the Company did not complete any property acquisitions or property sales.

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

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $1,269,247 and $1,281,962, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,234,806 and $1,243,503 and the Managing Members received distributions of $34,441 and $38,459 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

As part of the distributions discussed above, the Company distributed net sale proceeds of $181,818 in 2018.  The Limited Members received distributions of $180,000 and the Managing Members received distributions of $1,818.  The Limited Members' distributions represented $4.52 per Unit.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)