Form 10-K
period 2018-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2019-03-29
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2018

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
☐ Yes    ☒ No

As of June 30, 2018, there were 39,898.145 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $39,898,145.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002.  The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM"), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members.  The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003.  The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted.  The offering terminated May 12, 2005 when the extended offering period ended.  The Company received subscriptions for 42,434.763 LLC Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2015, the Company owned interests in fourteen properties with a total cost of $32,411,283.  During the years ended December 31, 2016 and 2017, the Company sold two property interests and received net sale proceeds of $765,427 and $3,939,360, which resulted in net gains of $115,427 and $757,670, respectively.  During 2018, the Company expended $3,429,590 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2018, the Company owned interests in thirteen properties with a total cost of $30,373,072.

Major Tenants

During 2018, two tenants contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 58% of total rental income in 2018.  It is anticipated that, based on the minimum rental payments required under the leases, only Sterling Jewelers Group will continue to contribute more than ten percent of rental income in 2019.  The tenant of the Dick's Sporting Goods store will not continue to be a major tenant as the tenant's lease agreement ended on January 31, 2019.  Any failure of a major tenant could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2018.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Madison Heights, MI (21%)	2/6/04	$852,592		Sterling Jewelers Inc.	$87,235	$68.47

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067		Sterling Jewelers Inc.	$186,074	$53.85

Tractor Supply Company Store Yankton, SD	10/25/05	$2,265,936		Tractor Supply Company	$105,000	$5.46

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634		Sterling Inc.	$346,659	$59.08

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345		Sterling Jewelers Inc.	$370,686	$61.26

Biomat USA Plasma Center (1) Wichita, KS (60%)	12/22/05	$3,427,595		Biomat USA, Inc.	$55,607	$6.35

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976		Advance Stores Company, Inc.	$44,079	$17.99

Dick's Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,601		Dick's Sporting Goods, Inc.	$232,950	$17.71

Staples Store Clermont, FL (72%)	10/21/11	$2,315,045	(2)	Staples the Office Superstore East, Inc.	$187,795	$13.15

Coliseum Health Clinic Macon, GA (50%)	7/25/12	$967,500	(2)	Macon Healthcare, LLC	$82,014	$23.71

PetSmart Store Gonzales, LA (73%)	6/12/13	$2,277,600	(2)	PetSmart, Inc.	$179,711	$20.30

Premier Diagnostic Imaging				Terre Haute Regional
Terre Haute, IN	8/12/14	$2,334,000	(2)	Hospital, L.P.	$193,268	$26.67

Tractor Supply Company Store Canton, MS	11/30/18	$3,429,590		Tractor Supply Company	$220,000	$11.52

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years, and the Premier Diagnostic Imaging center, which had a remaining primary term of 7.8 years.  The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Tractor Supply Company store in Yankton, South Dakota, the Jared Jewelry store in Auburn Hills, Michigan and the Advance Auto Parts store were extended to end on December 31, 2023, December 31, 2024 and April 30, 2025, respectively.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased from January 1, 2009 through December 31, 2018.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009 through December 31, 2018, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

ITEM 2.  PROPERTIES.  (Continued)

At December 31, 2018, all properties listed above were 100% occupied.  The only exception is the property in Wichita, Kansas that became vacant in July 2016.  In September 2017, a tenant entered into a lease for 28% of the building square footage.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2018, there were 1,116 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $47,171 and $54,208 were made to the Managing Members and $1,646,404 and $1,948,005 were made to the Limited Members for 2018 and 2017, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $180,000 and $290,000 in 2018 and 2017, respectively.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/18 to 10/31/18	77.79	$579.28	2,614.41(1)	(2)

11/1/18 to 11/30/18	--	--	--	--

12/1/18 to 12/31/18	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2018, the estimated value of the Company's Units was $761 per Unit.  The Managing Member is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing Member relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

•	Opinions of value from real estate brokerage firms
•	Appraisal reports from independent commercial property appraisers
•	Industry market reports from real estate brokerage and appraisal firms
•	Market values from comparable properties listed for sale or recently sold
•	Interviews with real estate brokers and tenants
•	Tenant financial reports and other credit information, where available

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2018 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Properties	$29,030,000	$29,082,000
Cash	2,147,000	6,177,000
Current Liabilities	(587,000)	(585,000)
Value attributable to the interest of the Managing Members	(306,000)	(347,000)
Value attributable to the interest of the Limited Members	$30,284,000	$34,327,000
LLC Units outstanding	39,820	40,042

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

Results of Operations

For the years ended December 31, 2018 and 2017, the Company recognized rental income of $2,096,567 and $2,248,233, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and a rent decrease related to the Advance Auto Parts store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2018, rent increases on four properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of February 28, 2019, the Company expects to recognize rental income from continuing operations of approximately $2,016,000 in 2019.

For the years ended December 31, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $274,962 and $275,111, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $253,307 and $204,589, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the property in Wichita, Kansas.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of December 31, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

In September 2018, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Yankton, South Dakota to extend the lease term five years to end on December 31, 2023.  As part of the agreement, the annual rent decreased from $185,820 to $105,000 effective January 1, 2019.  The annual rent will increase to $115,500 effective January 1, 2021 and will increase to $185,820 effective October 1, 2023.

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $1,605,000, which will result in a net gain of approximately $357,100.

The Company owns a 27% interest in a Dick's Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 10% of the total annual rent of the Company's property portfolio. The loss of rent and increased expenses related to this property decreased the Company's cash flow.  However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $-----1,593,000.  The charge was recorded against the cost of the land and building.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $186,074 to $158,340 effective January 1, 2020.

For the years ended December 31, 2018 and 2017, the Company recognized interest income of $41,001 and $7,189, respectively.  In 2018 interest income increased due to the Company having more money invested in a money market account due to a property sale and higher money market rates in 2018.

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

Liquidity and Capital Resources

During the year ended December 31, 2018, the Company's cash balances decreased $3,863,968 as a result of cash used to purchase property and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2017, the Company's cash balances increased $3,942,351 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,913,092 in 2017 to $1,702,003 in 2018 as a result of a decrease in total rental and interest income in 2018, an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2017, the Company generated cash flow from the sale of real estate of $3,939,360.  During the years ended December 31, 2018 and 2017, the Company expended $3,429,590 and $81,440, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On November 30, 2018, the Company purchased a Tractor Supply Company store in Canton, Mississippi for $3,429,590.   The property is leased to Tractor Supply Company under a lease agreement with a remaining primary term of 9.5 years and annual rent of $220,000.

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

For the years ended December 31, 2018 and 2017, the Company declared distributions of $1,693,575 and $2,002,213, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,646,404 and $1,948,005 and the Managing Members received distributions of $47,171 and $54,208 for the years, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

As part of the distributions discussed above, the Company distributed net sale proceeds of $181,818 and $292,929 in 2018 and 2017, respectively.  The Limited Members received distributions of $180,000 and $290,000 and the Managing Members received distributions of $1,818 and $2,929 for the years, respectively.  The Limited Members' distributions represented $4.52 and $7.24 per Unit for the years, respectively.

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

During 2018, the Company repurchased a total of 222.04 Units for $142,478 from 11 Limited Members in accordance with the Operating Agreement.  During 2017, the Company repurchased a total of 174.25 Units for $117,841 from 10 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 2,218.12 Units for $1,473,407 from 74 Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $4,406 and $3,644 in 2018 and 2017, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets as of December 31, 2018 and 2017	19

Statements for the Years Ended December 31, 2018 and 2017:

Operations	20

Cash Flows	21

Changes in Members' Equity (Deficit)	22

Notes to Financial Statements	23 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) as of December 31, 2018 and 2017, and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Company's auditor since 2002

Minneapolis, Minnesota
March 29, 2019

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$2,217,588	$6,081,556

Real Estate Investments:
Land	8,104,682	8,005,563
Buildings	20,205,136	18,386,544
Acquired Intangible Lease Assets	2,168,000	1,487,092
Real Estate Held for Investment, at cost	30,477,818	27,879,199
Accumulated Depreciation and Amortization	(9,080,350)	(8,177,003)
Real Estate Held for Investment, Net	21,397,468	19,702,196
Total Assets	$23,615,056	$25,783,752

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$210,532	$155,267
Distributions Payable	424,329	720,251
Unearned Rent	27,083	15,485
Total Current Liabilities	661,944	891,003

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	46,177	59,693

Members' Equity (Deficit):
Managing Members	(46,882)	7,265
Limited Members – 50,000 Units authorized; 39,820 and 40,042 Units issued and outstanding as of December 31, 2018 and 2017, respectively	22,953,817	24,825,791
Total Members' Equity	22,906,935	24,833,056
Total Liabilities and Members' Equity	$23,615,056	$25,783,752

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2018	2017

Rental Income	$2,096,567	$2,248,223

Expenses:
LLC Administration – Affiliates	274,962	275,111
LLC Administration and Property Management – Unrelated Parties	253,307	204,589
Depreciation and Amortization	863,990	914,971
Real Estate Impairment	830,971	0
Total Expenses	2,223,230	1,394,671

Operating Income (Loss)	(126,663)	853,552

Other Income:
Gain on Sale of Real Estate	0	757,670
Interest Income	41,001	7,189
Total Other Income	41,001	764,859

Net Income (Loss)	$(85,662)	$1,618,411

Net Income (Loss) Allocated:
Managing Members	$(2,570)	$64,238
Limited Members	(83,092)	1,554,173
Total	$(85,662)	$1,618,411

Net Income (Loss) per LLC Unit	$(2.08)	$38.70

Weighted Average Units Outstanding – Basic and Diluted	39,915	40,163

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017

Cash Flows from Operating Activities:
Net Income (Loss)	$(85,662)	$1,618,411

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	889,831	963,357
Real Estate Impairment	830,971	0
Gain on Sale of Real Estate	0	(757,670)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	55,265	88,994
Increase (Decrease) in Unearned Rent	11,598	0
Total Adjustments	1,787,665	294,681
Net Cash Provided By (Used For) Operating Activities	1,702,003	1,913,092

Cash Flows from Investing Activities:
Investments in Real Estate	(3,429,590)	(81,440)
Proceeds from Sale of Real Estate	0	3,939,360
Net Cash Provided By (Used For) Investing Activities	(3,429,590)	3,857,920

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,989,497)	(1,707,176)
Repurchase of LLC Units	(146,884)	(121,485)
Net Cash Provided By (Used For) Financing Activities	(2,136,381)	(1,828,661)

Net Increase (Decrease) in Cash	(3,863,968)	3,942,351

Cash, beginning of year	6,081,556	2,139,205

Cash, end of year	$2,217,588	$6,081,556

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$879	$25,337,464	$25,338,343	40,216.65

Distributions Declared	(54,208)	(1,948,005)	(2,002,213)

Repurchase of LLC Units	(3,644)	(117,841)	(121,485)	(174.25)

Net Income	64,238	1,554,173	1,618,411

Balance, December 31, 2017	7,265	24,825,791	24,833,056	40,042.40

Distributions Declared	(47,171)	(1,646,404)	(1,693,575)

Repurchase of LLC Units	(4,406)	(142,478)	(146,884)	(222.04)

Net Income (Loss)	(2,570)	(83,092)	(85,662)

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The terms of the offering called for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer.  The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted.  The offering terminated May 12, 2005, when the extended offering period ended.  The Company received subscriptions for 42,434.763 Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.  The Company shall continue until December 31, 2053, unless dissolved, terminated and liquidated prior to that date.

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
DECEMBER 31, 2018 AND 2017

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2015, and with few exceptions, is no longer subject to state tax examinations for tax years before 2015.

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
DECEMBER 31, 2018 AND 2017

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2018.

The Dick's Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,971 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,971 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2018 and 2017.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company's properties are classified as one reportable segment.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred. During 2018, the Company has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption resulted in the capitalization of acquisition costs totaling $99,590 that would have been expensed under the previous guidance.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of year-to-date quarterly changes in members' equity will be included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company's financial statements and does not expect this guidance will have a material impact on the financial statements given the nature of the leases held by the Company.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2018	2017

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and properties, maintaining the Company's books, and communicating with the Limited Members.	$274,962	$275,111

b.	AEI is reimbursed for all direct expenses it paid on the Company's behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$253,307	$204,589

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$99,590	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$0	$5,767

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments –

The Company leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years, and the Premier Diagnostic Imaging center, which had a remaining primary term of 7.8 years.  The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Tractor Supply Company store in Yankton, South Dakota, the Jared Jewelry store in Auburn Hills, Michigan and the Advance Auto Parts store were extended to end on December 31, 2023, December 31, 2024 and April 30, 2025, respectively.

The Company's properties are commercial, single-tenant buildings.  The Jared Jewelry store in Madison Heights, Michigan was constructed in 2003 and acquired in 2004.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The Tractor Supply Company store in Yankton, South Dakota was constructed in 2003 and acquired in 2005.  The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005.  The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005.  The building in Wichita, Kansas was constructed in 1996, renovated in 2001 and acquired in 2005.  The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006.  The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The Coliseum Health clinic was constructed and acquired in 2012.  The PetSmart store was constructed and acquired in 2013.  The Premier Diagnostic Imaging center was constructed in 2005, renovated in 2012 and acquired in 2014.  The Tractor Supply Company store in Canton, Mississippi was constructed in 2013 and acquired in 2018.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $7,733 of tenant improvements related to the Staples store.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2018 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Madison Heights, MI	$323,259	$529,333	$852,592	$314,946
Jared Jewelry, Auburn Hills, MI	421,489	1,777,578	2,199,067	992,482
Tractor Supply, Yankton, SD	351,221	1,914,715	2,265,936	1,011,610
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	1,620,230
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	1,057,782
Biomat USA Plasma Center, Wichita, KS	771,076	1,937,641	2,708,717	1,127,069
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	183,187
Dick's Sporting Goods, Fredericksburg, VA	1,053,836	1,241,794	2,295,630	702,630
Staples, Clermont, FL	615,600	1,398,709	2,014,309	401,683
Coliseum Health, Macon, GA	200,000	451,517	651,517	116,641
PetSmart, Gonzales, LA	277,400	1,501,964	1,779,364	332,941
Premier Diagnostic Imaging, Terre Haute, IN	300,000	1,848,049	2,148,049	323,415
Tractor Supply, Canton, MS	648,841	2,099,841	2,748,682	6,999
	$8,104,682	$20,205,136	$28,309,818	$8,191,615

For the years ended December 31, 2018 and 2017, the Company recognized depreciation expense of $740,647 and $778,186, respectively.

On November 30, 2018, the Company purchased a Tractor Supply Company store in Canton, Mississippi for $3,429,590.  The Company allocated $680,908 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $287,300 and above-market lease intangibles of $393,608.  The property is leased to Tractor Supply Company under a lease agreement with a remaining primary term of 9.5 years and annual rent of $220,000.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 58 and 56 months, respectively)	$1,396,239	$672,815	$1,108,939	$549,472

Above-Market Lease Intangibles (weighted average life of 85 and 68 months, respectively)	771,761	215,920	378,153	176,563
Acquired Intangible Lease Assets	$2,168,000	$888,735	$1,487,092	$726,035

Acquired Below-Market Lease Intangibles (weighted average life of 41 and 53 months, respectively)	$104,746	$58,569	$104,746	$45,053

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

For the years ended December 31, 2018 and 2017, the value of in-place lease intangibles amortized to expense was $123,343 and $136,785, the decrease to rental income for above-market leases was $39,357 and $61,902, and the increase to rental income for below-market leases was $13,516 and $13,516, respectively.

For lease intangibles not held for sale at December 31, 2018, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2019	$154,800	$77,336	$13,516
2020	127,997	77,336	13,516
2021	119,068	77,336	13,516
2022	97,197	77,336	5,629
2023	51,801	59,420	0
	$550,863	$368,764	$46,177

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of December 31, 2018, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

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

In September 2018, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Yankton, South Dakota to extend the lease term five years to end on December 31, 2023.  As part of the agreement, the annual rent decreased from $185,820 to $105,000 effective January 1, 2019.  The annual rent will increase to $115,500 effective January 1, 2021 and will increase to $185,820 effective October 1, 2023.

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $1,605,000, which will result in a net gain of approximately $357,100.

The Company owns a 27% interest in a Dick's Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 10% of the total annual rent of the Company's property portfolio. The loss of rent and increased expenses related to this property decreased the Company's cash flow.  However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  The charge was recorded against the cost of the land and building.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $186,074 to $158,340 effective January 1, 2020.

For properties owned as of December 31, 2018, the minimum future rent payments required by the leases are as follows:
2019	$2,079,796
2020	1,496,400
2021	1,368,894
2022	1,252,774
2023	1,034,410
Thereafter	2,209,314
$9,441,588

There were no contingent rents recognized in 2018 and 2017.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2018	2017

Sterling Jewelers Group	Retail	$983,451	$982,724
Dick's Sporting Goods, Inc.	Retail	232,950	232,950
Aggregate rental income of major tenants		$1,216,401	$1,215,674
Aggregate rental income of major tenants as a percentage of total rental income		58%	54%

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(6)  Members' Equity –

For the years ended December 31, 2018 and 2017, the Company declared distributions of $1,693,575 and $2,002,213, respectively.  The Limited Members received distributions of $1,646,404 and $1,948,005 and the Managing Members received distributions of $47,171 and $54,208 for the years, respectively.  The Limited Members' distributions represented $41.25 and $48.50 per LLC Unit outstanding using 39,915 and 40,163 weighted average Units in 2018 and 2017, respectively.  The distributions represented $14.53 and $35.76 per Unit of Net Income and $26.72 and $12.74 per Unit of return of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $181,818 and $292,929 in 2018 and 2017, respectively.  The Limited Members received distributions of $180,000 and $290,000 and the Managing Members received distributions of $1,818 and $2,929 for the years, respectively.  The Limited Members' distributions represented $4.52 and $7.24 per Unit for the years, respectively.

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

During 2018, the Company repurchased a total of 222.04 Units for $142,478 from 11 Limited Members in accordance with the Operating Agreement.  During 2017, the Company repurchased a total of 174.25 Units for $117,841 from 10 Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $4,406 and $3,644 in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2018	2017

Net Income (Loss) for Financial Reporting Purposes	$(85,662)	$1,618,411

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	332,742	355,036

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	11,598	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	830,971	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(186,956)
Taxable Income to Members	$1,089,649	$1,786,491

The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

	2018	2017

Members' Equity for Financial Reporting Purposes	$22,906,935	$24,833,056

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	4,964,051	3,800,338

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	56,132	44,534

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members' Equity for Tax Reporting Purposes	$33,942,788	$34,693,598

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business.  The Managing Members are AEI Fund Management XXI, Inc. ("AFM"), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 74, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 59, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2019.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2018.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2018 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2019:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2018 and 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2018, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2018.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2018

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,034,311

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,972,861

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$545,502

Managing Members	3% of Net Cash Flow in any fiscal year.	$906,079

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$26,654

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	2018	2017

Audit Fees	$22,485	$21,850
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$22,485	$21,850

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2019	By:	/s/ MARNI J NYGARD
Marni J. Nygard, Chief Investment Officer
(Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	Chief Investment Officer	March 29, 2019
Marni J. Nygard	(Acting Principal Executive Officer)

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2019
Patrick W. Keene	(Principal Accounting Officer)