Form 10-Q
period 2019-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2019-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$2,185,355	$2,217,588

Real Estate Investments:
Land	7,346,451	8,104,682
Buildings	18,085,808	20,205,136
Acquired Intangible Lease Assets	2,168,000	2,168,000
Real Estate Held for Investment, at cost	27,600,259	30,477,818
Accumulated Depreciation and Amortization	(8,304,208)	(9,080,350)
Real Estate Held for Investment, Net	19,296,051	21,397,468
Real Estate Held for Sale	1,247,944	0
Total Real Estate Investments	20,543,995	21,397,468
Total Assets	$22,729,350	$23,615,056

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$190,591	$210,532
Distributions Payable	424,328	424,329
Unearned Rent	11,469	27,083
Total Current Liabilities	626,388	661,944

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	42,798	46,177

Members' Equity (Deficit):
Managing Members	(60,053)	(46,882)
Limited Members – 50,000 Units authorized; 39,820 Units issued and outstanding as of 3/31/2019 and 12/31/2018	22,120,217	22,953,817
Total Members' Equity	22,060,164	22,906,935
Total Liabilities and Members' Equity	$22,729,350	$23,615,056

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$518,231	$511,374

Expenses:
LLC Administration – Affiliates	67,882	66,111
LLC Administration and Property Management – Unrelated Parties	46,126	38,934
Depreciation and Amortization	222,516	212,515
Real Estate Impairment	611,623	0
Total Expenses	948,147	317,560

Operating Income (Loss)	(429,916)	193,814

Other Income:
Interest Income	7,473	4,374

Net Income (Loss)	$(422,443)	$198,188

Net Income (Loss) Allocated:
Managing Members	$(441)	$5,946
Limited Members	(422,002)	192,242
Total	$(422,443)	$198,188

Net Income (Loss) per LLC Unit	$(10.60)	$4.80

Weighted Average Units Outstanding – Basic and Diluted	39,820	40,042

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(422,443)	$198,188

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	238,471	218,112
Real Estate Impairment	611,623	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(19,941)	22,656
Increase (Decrease) in Unearned Rent	(15,614)	27,670
Total Adjustments	814,539	268,438
Net Cash Provided By (Used For) Operating Activities	392,096	466,626

Cash Flows from Financing Activities:
Distributions Paid to Members	(424,329)	(720,251)

Net Increase (Decrease) in Cash	(32,233)	(253,625)

Cash, beginning of period	2,217,588	6,081,556

Cash, end of period	$2,185,355	$5,827,931

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.44

Distributions Declared	(12,730)	(411,600)	(424,330)

Net Income	5,946	192,242	198,188

Balance, March 31, 2018	$481	$24,606,433	$24,606,914	40,042.44

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	$(60,053)	$22,120,217	$22,060,164	39,820.36

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company's first presentation of year-to-date quarterly changes in members' equity is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company's financial statements.

(4)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of March 31, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

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

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $1,605,000, which will result in a net gain of approximately $357,100.  At March 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,247,944.

On November 30, 2018, the Company purchased a Tractor Supply Company store in Canton, Mississippi for $3,429,590.  The Company allocated $680,908 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $287,300 and above-market lease intangibles of $393,608.  The property is leased to Tractor Supply Company under a lease agreement with a remaining primary term of 9.5 years (as of the date of purchase) and annual rent of $220,000.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

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

(6)  Members' Equity –

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $424,328 and $424,330, respectively.  The Limited Members received distributions of $411,598 and $411,600 and the Managing Members received distributions of $12,730 and $12,730 for the periods, respectively.  The Limited Members' distributions represented $10.34 and $10.28 per LLC Unit outstanding using 39,820 and 40,042 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0.00 and $4.80 per Unit of Net Income and $10.34 and $5.48 per Unit of return of contributed capital in 2019 and 2018, respectively.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

At March 31, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick's Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,971 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,971 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2019 and 2018, the Company recognized rental income of $518,231 and $511,374, respectively.  In 2019, rental income increased due to additional rent received from one property acquisition in 2018, rent increases on three properties and rent received from a new tenant in the Wichita property.  These increases were partially offset by rent decreases related to the Tractor Supply Company store in Yankton, South Dakota and the lease term ending for the Dick's Sporting Goods store, as discussed below.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Company expects to recognize rental income of approximately $2,016,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $67,882 and $66,111, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $46,126 and $38,934, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, due to expenses related to the Dick's Sporting Goods store.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of March 31, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $1,605,000, which will result in a net gain of approximately $357,100.  At March 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,247,944.

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

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $186,074 to $158,340 effective January 1, 2020.

For the three months ended March 31, 2019 and 2018, the Company recognized interest income of $7,473 and $4,374, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2019 and 2018, the Company's cash balances decreased $32,233 and $253,625, respectively, as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $466,626 in 2018 to $392,096 in 2019 as a result of an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2019.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019 and 2018, the Company did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $424,328 and $424,330, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $411,598 and $411,600 and the Managing Members received distributions of $12,730 and $12,730 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)