Form 10-Q
period 2019-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2019-08-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 – 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$3,353,229	$2,217,588

Real Estate Investments:
Land	7,346,451	8,104,682
Buildings	18,085,808	20,205,136
Acquired Intangible Lease Assets	2,168,000	2,168,000
Real Estate Held for Investment, at cost	27,600,259	30,477,818
Accumulated Depreciation and Amortization	(8,536,054)	(9,080,350)
Real Estate Held for Investment, Net	19,064,205	21,397,468
Total Assets	$22,417,434	$23,615,056

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$150,242	$210,532
Distributions Payable	411,263	424,329
Unearned Rent	22,484	27,083
Total Current Liabilities	583,989	661,944

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	39,419	46,177

Members’ Equity (Deficit):
Managing Members	(72,997)	(46,882)
Limited Members – 50,000 Units authorized; 39,252 and 39,820 Units issued and outstanding as of 6/30/2019 and 12/31/2018	21,867,023	22,953,817
Total Members’ Equity	21,794,026	22,906,935
Total Liabilities and Members’ Equity	$22,417,434	$23,615,056

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$487,568	$507,091	$1,005,799	$1,018,465

Expenses:
LLC Administration – Affiliates	66,690	64,420	134,572	130,531
LLC Administration and Property Management – Unrelated Parties	60,132	135,158	106,258	174,092
Depreciation and Amortization	212,512	212,854	435,028	425,369
Real Estate Impairment	0	0	611,623	0
Total Expenses	339,334	412,432	1,287,481	729,992

Operating Income (Loss)	148,234	94,659	(281,682)	288,473

Other Income:
Gain on Sale of Real Estate	338,843	0	338,843	0
Interest Income	8,665	9,628	16,138	14,002
Total Other Income	347,508	9,628	354,981	14,002

Net Income	$495,742	$104,287	$73,299	$302,475

Net Income Allocated:
Managing Members	$2,640	$3,128	$2,199	$9,074
Limited Members	493,102	101,159	71,100	293,401
Total	$495,742	$104,287	$73,299	$302,475

Net Income per LLC Unit	$12.56	$2.54	$1.80	$7.34

Weighted Average Units Outstanding – Basic and Diluted	39,252	39,898	39,536	39,970

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$73,299	$302,475

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	466,938	436,563
Real Estate Impairment	611,623	0
Gain on Sale of Real Estate	(338,843)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(60,290)	64,043
Increase (Decrease) in Unearned Rent	(4,599)	49,155
Total Adjustments	674,829	549,761
Net Cash Provided By (Used For) Operating Activities	748,128	852,236

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,586,787	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(848,657)	(1,144,581)
Repurchase of LLC Units	(350,617)	(100,427)
Net Cash Provided By (Used For) Financing Activities	(1,199,274)	(1,245,008)

Net Increase (Decrease) in Cash	1,135,641	(392,772)

Cash, beginning of period	2,217,588	6,081,556

Cash, end of period	$3,353,229	$5,688,784

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.44

Distributions Declared	(12,730)	(411,600)	(424,330)

Net Income	5,946	192,242	198,188

Balance, March 31, 2018	481	24,606,433	24,606,914	40,042.44

Distributions Declared	(10,647)	(411,603)	(422,250)

Repurchase of LLC Units	(3,013)	(97,414)	(100,427)	(144.25)

Net Income	3,128	101,159	104,287

Balance, June 30, 2018	$(10,051)	$24,198,575	$24,188,524	39,898.15

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	(60,053)	22,120,217	22,060,164	39,820.36

Distributions Declared	(5,065)	(406,198)	(411,263)

Repurchase of LLC Units	(10,519)	(340,098)	(350,617)	(568.29)

Net Income	2,640	493,102	495,742

Balance, June 30, 2019	$(72,997)	$21,867,023	$21,794,026	39,252.07

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

In July 2018, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members to continue the Company for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Company’s properties and assets.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On August 24, 2018, the votes were counted and neither proposal received the required majority vote.  As a result, the Company will not liquidate and will continue in operation until the Limited Members vote to authorize the sale of all of the Company’s properties or December 31, 2053, as stated in the Operating Agreement. However, in approximately five years, the Managing Member expects to again submit the question to liquidate to a vote by the Limited Members.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Company’s first presentation of year-to-date quarterly changes in members' equity was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company’s financial statements.

(4)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company’s 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $81,329 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On May 22, 2019, the sale closed with the Company receiving net proceeds of $1,586,787, which resulted in a net gain of $338,843.  At the time of sale, the cost and related accumulated depreciation was $2,265,936 and $1,017,992, respectively.

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

The Company owns a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

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

(6)  Members’ Equity –

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $835,591 and $846,580, respectively.  The Limited Members received distributions of $817,796 and $823,203 and the Managing Members received distributions of $17,795 and $23,377 for the periods, respectively.  The Limited Members' distributions represented $20.68 and $20.60 per LLC Unit outstanding using 39,536 and 39,970 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0.00 and $4.90 per Unit of Net Income and $20.68 and $15.70 per Unit of return of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $363,636 and $101,010 in 2019 and 2018, respectively.  The Limited Members received distributions of $360,000 and $100,000 and the Managing Members received distributions of $3,636 and $1,010 for the periods, respectively.  The Limited Members’ distributions represented $9.17 and $2.51 per Unit for the periods, respectively.

On April 1, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 144.25 Units for $97,414 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 and $3,013 in 2019 and 2018, respectively.

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

At June 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,971 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,971 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

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

Results of Operations

For the six months ended June 30, 2019 and 2018, the Company recognized rental income of $1,005,799 and $1,018,465, respectively.  In 2019, rental income decreased due to the sale of one property in 2019, rent decreases related to the Tractor Supply Company store in Yankton, South Dakota and the lease term ending for the Dick’s Sporting Goods store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2018, rent increases on three properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Company expects to recognize rental income of approximately $1,953,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $134,572 and $130,531, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $106,258 and $174,092, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2019, due to expenses related to the property in Wichita, Kansas.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of June 30, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company’s 60% share of annual rent, which commenced on June 18, 2018, is $55,607.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $81,329 as a property expense for its 60% share of the remaining cost to replace the roof. At December 31, 2017, the Company accrued its 60% share of lease commissions due to real estate brokers totaling $81,440 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

In January 2019, the Company decided to sell the Tractor Supply Company store in Yankton, South Dakota.  In March 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On May 22, 2019, the sale closed with the Company receiving net proceeds of $1,586,787, which resulted in a net gain of $338,843.  At the time of sale, the cost and related accumulated depreciation was $2,265,936 and $1,017,992, respectively.

The Company owns a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $186,074 to $158,340 effective January 1, 2020.

For the six months ended June 30, 2019 and 2018, the Company recognized interest income of $16,138 and $14,002, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, the Company's cash balances increased $1,135,641 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2018, the Company's cash balances decreased $392,772 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $852,236 in 2018 to $748,128 in 2019 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2019 and a decrease in LLC administration and property management expenses in 2019.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019, the Company generated cash flow from the sale of real estate of $1,586,787.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $835,591 and $846,580, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $817,796 and $823,203 and the Managing Members received distributions of $17,795 and $23,377 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

As part of the distributions discussed above, the Company distributed net sale proceeds of $363,636 and $101,010 in 2019 and 2018, respectively.  The Limited Members received distributions of $360,000 and $100,000 and the Managing Members received distributions of $3,636 and $1,010 for the periods, respectively.  The Limited Members’ distributions represented $9.17 and $2.51 per Unit for the periods, respectively.

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

On April 1, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement.  On April 1, 2018, the Company repurchased a total of 144.25 Units for $97,414 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 and $3,013 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/19 to 4/30/19	568.29	$598.46	3,182.69(1)	(2)

5/1/19 to 5/31/19	--	--	--	--

6/1/19 to 6/30/19	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2019	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)