Form 10-Q
period 2019-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2019-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$3,313,856	$2,217,588
Receivables	3,037	0
Total Current Assets	3,316,893	2,217,588

Real Estate Investments:
Land	7,145,101	8,104,682
Buildings	17,988,168	20,205,136
Acquired Intangible Lease Assets	2,217,140	2,168,000
Real Estate Held for Investment, at cost	27,350,409	30,477,818
Accumulated Depreciation and Amortization	(8,767,900)	(9,080,350)
Real Estate Held for Investment, Net	18,582,509	21,397,468
Total Assets	$21,899,402	$23,615,056

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$163,604	$210,532
Distributions Payable	417,719	424,329
Unearned Rent	37,460	27,083
Total Current Liabilities	618,783	661,944

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	36,040	46,177

Members’ Equity (Deficit):
Managing Members	(88,470)	(46,882)
Limited Members – 50,000 Units authorized; 39,252 and 39,820 Units issued and outstanding as of 9/30/2019 and 12/31/2018, respectively	21,333,049	22,953,817
Total Members’ Equity	21,244,579	22,906,935
Total Liabilities and Members’ Equity	$21,899,402	$23,615,056

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$481,972	$530,636	$1,487,771	$1,549,101

Expenses:
LLC Administration – Affiliates	68,100	77,018	202,672	207,549
LLC Administration and Property Management – Unrelated Parties	45,990	40,345	152,248	214,437
Depreciation and Amortization	212,512	214,551	647,540	639,920
Real Estate Impairment	298,990	0	910,613	0
Total Expenses	625,592	331,914	1,913,073	1,061,906

Operating Income (Loss)	(143,620)	198,722	(425,302)	487,195

Other Income:
Gain on Sale of Real Estate	0	0	338,843	0
Interest Income	11,891	13,820	28,029	27,822
Total Other Income	11,891	13,820	366,872	27,822

Net Income (Loss)	$(131,729)	$212,542	$(58,430)	$515,017

Net Income (Loss) Allocated:
Managing Members	$(3,952)	$6,377	$(1,753)	$15,451
Limited Members	(127,777)	206,165	(56,677)	499,566
Total	$(131,729)	$212,542	$(58,430)	$515,017

Net Income (Loss) per LLC Unit	$(3.26)	$5.17	$(1.44)	$12.51

Weighted Average Units Outstanding – Basic and Diluted	39,252	39,898	39,442	39,946

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(58,430)	$515,017

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	695,405	656,711
Real Estate Impairment	910,613	0
Gain on Sale of Real Estate	(338,843)	0
(Increase) Decrease in Receivables	(3,037)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(46,928)	(20,960)
Increase (Decrease) in Unearned Rent	10,377	14,632
Total Adjustments	1,227,587	650,383
Net Cash Provided By (Used For) Operating Activities	1,169,157	1,165,400

Cash Flows from Investing Activities:
Investments in Real Estate	(49,140)	0
Proceeds from Sale of Real Estate	1,586,787	0
Net Cash Provided By (Used For) Investing Activities	1,537,647	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,259,919)	(1,566,831)
Repurchase of LLC Units	(350,617)	(100,427)
Net Cash Provided By (Used For) Financing Activities	(1,610,536)	(1,667,258)

Net Increase (Decrease) in Cash	1,096,268	(501,858)

Cash, beginning of period	2,217,588	6,081,556

Cash, end of period	$3,313,856	$5,579,698

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$7,265	$24,825,791	$24,833,056	40,042.40

Distributions Declared	(12,730)	(411,600)	(424,330)

Net Income	5,946	192,242	198,188

Balance, March 31, 2018	481	24,606,433	24,606,914	40,042.40

Distributions Declared	(10,647)	(411,603)	(422,250)

Repurchase of LLC Units	(3,013)	(97,414)	(100,427)	(144.25)

Net Income	3,128	101,159	104,287

Balance, June 30, 2018	(10,051)	24,198,575	24,188,524	39,898.15

Distributions Declared	(11,064)	(411,603)	(422,667)

Net Income	6,377	206,165	212,542

Balance, September 30, 2018	$(14,738)	$23,993,137	$23,978,399	39,898.15

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	(60,053)	22,120,217	22,060,164	39,820.36

Distributions Declared	(5,065)	(406,198)	(411,263)

Repurchase of LLC Units	(10,519)	(340,098)	(350,617)	(568.29)

Net Income	2,640	493,102	495,742

Balance, June 30, 2019	(72,997)	21,867,023	21,794,026	39,252.07

Distributions Declared	(11,521)	(406,197)	(417,718)

Net Loss	(3,952)	(127,777)	(131,729)

Balance, September 30, 2019	$(88,470)	$21,333,049	$21,244,579	39,252.07

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

(4)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 60% share of annual rent, which will commence the earlier of February 23, 2020 or the date the tenant opens for business, is $117,000.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $96,000, in two installments, when certain conditions are met by the tenant.  In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $661,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.

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

(6)  Members’ Equity –

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $1,253,309 and $1,269,247, respectively.  The Limited Members received distributions of $1,223,993 and $1,234,806 and the Managing Members received distributions of $29,316 and $34,441 for the periods, respectively.  The Limited Members' distributions represented $31.03 and $30.91 per LLC Unit outstanding using 39,442 and 39,946 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0.00 and $10.07 per Unit of Net Income and $31.03 and $20.84 per Unit of return of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $414,141 and $181,818 in 2019 and 2018, respectively.  The Limited Members received distributions of $410,000 and $180,000 and the Managing Members received distributions of $4,141 and $1,818 for the periods, respectively.  The Limited Members’ distributions represented $10.44 and $4.52 per Unit for the periods, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity – (Continued)

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

At September 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,971 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,971 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.  At September 30, 2019, the property was written down to its estimated fair value of $661,500 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $298,990 was included in earnings for the third quarter of 2019.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Company recognized rental income of $1,487,771 and $1,549,101, respectively.  In 2019, rental income decreased due to the sale of one property in 2019, rent decreases related to the Tractor Supply Company store in Yankton, South Dakota and the lease term ending for the Dick’s Sporting Goods store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2018, rent increases on three properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Company expects to recognize rental income of approximately $1,966,000 and $1,586,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $202,672 and $207,549, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $152,248 and $214,437, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2019, due to expenses related to the property in Wichita, Kansas.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.   As of September 30, 2019, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 60% share of annual rent, which will commence the earlier of February 23, 2020 or the date the tenant opens for business, is $117,000.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $96,000, in two installments, when certain conditions are met by the tenant.  In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,971 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,971 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $661,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $186,074 to $158,340 effective January 1, 2020.

For the nine months ended September 30, 2019 and 2018, the Company recognized interest income of $28,029 and $27,822, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Company's cash balances increased $1,096,268 as a result of cash generated from the sale of property, which was partially offset by cash paid for a lease commission, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2018, the Company's cash balances decreased $501,858 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $1,165,400 in 2018 to $1,169,157 in 2019 as a result of a decrease in LLC administration and property management expenses in 2019, which was partially offset by a decrease in total rental and interest income in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Company generated cash flow from the sale of real estate of $1,586,787.  During the same period, the Company expended $49,140 to invest in real properties.

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

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $1,253,309 and $1,269,247, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,223,993 and $1,234,806 and the Managing Members received distributions of $29,316 and $34,441 for the periods, respectively.  In December 2017, the Company declared a special distribution of net sale proceeds of $292,929 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $414,141 and $181,818 in 2019 and 2018, respectively.  The Limited Members received distributions of $410,000 and $180,000 and the Managing Members received distributions of $4,141 and $1,818 for the periods, respectively.  The Limited Members’ distributions represented $10.44 and $4.52 per Unit for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)