Form 10-Q
period 2020-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2020-05-15
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,581,880	$3,756,509

Real Estate Investments:
Land	6,518,553	6,376,366
Buildings	17,166,472	16,519,294
Acquired Intangible Lease Assets	2,259,230	2,217,140
Real Estate Held for Investment, at cost	25,944,255	25,112,800
Accumulated Depreciation and Amortization	(8,163,290)	(7,934,356)
Real Estate Held for Investment, Net	17,780,965	17,178,444
Real Estate Held for Sale	0	516,474
Total Real Estate Investments	17,780,965	17,694,918
Total Assets	$21,362,845	$21,451,427

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$143,279	$132,049
Distributions Payable	416,288	414,435
Unearned Rent	6,834	18,333
Total Current Liabilities	566,401	564,817

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	29,282	32,661

Members’ Equity (Deficit):
Managing Members	612	(96,493)
Limited Members – 50,000 Units authorized; 38,962 Units issued and outstanding as of 3/31/2020 and 12/31/2019	20,766,550	20,950,442
Total Members’ Equity	20,767,162	20,853,949
Total Liabilities and Members’ Equity	$21,362,845	$21,451,427

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$473,765	$518,231

Expenses:
LLC Administration – Affiliates	74,308	67,882
LLC Administration and Property Management – Unrelated Parties	31,299	46,126
Depreciation and Amortization	209,600	222,516
Real Estate Impairment	0	611,623
Total Expenses	315,207	948,147

Operating Income (Loss)	158,558	(429,916)

Other Income:
Gain on Sale of Real Estate	165,255	0
Interest Income	5,688	7,473
Total Other Income	170,943	7,473

Net Income (Loss)	$329,501	$(422,443)

Net Income (Loss) Allocated:
Managing Members	$109,594	$(441)
Limited Members	219,907	(422,002)
Total	$329,501	$(422,443)

Net Income (Loss) per LLC Unit	$5.64	$(10.60)

Weighted Average Units Outstanding – Basic and Diluted	38,962	39,820

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$329,501	$(422,443)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	225,555	238,471
Real Estate Impairment	0	611,623
Gain on Sale of Real Estate	(165,255)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	11,230	(19,941)
Increase (Decrease) in Unearned Rent	(11,499)	(15,614)
Total Adjustments	60,031	814,539
Net Cash Provided By (Used For) Operating Activities	389,532	392,096

Cash Flows from Investing Activities:
Investments in Real Estate	(831,455)	0
Proceeds from Sale of Real Estate	681,729	0
Net Cash Provided By (Used For) Investing Activities	(149,726)	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(414,435)	(424,329)

Net Increase (Decrease) in Cash	(174,629)	(32,233)

Cash, beginning of period	3,756,509	2,217,588

Cash, end of period	$3,581,880	$2,185,355

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	$(60,053)	$22,120,217	$22,060,164	39,820.36

Balance, December 31, 2019	$(96,493)	$20,950,442	$20,853,949	38,961.72

Distributions Declared	(12,489)	(403,799)	(416,288)

Net Income	109,594	219,907	329,501

Balance, March 31, 2020	$612	$20,766,550	$20,767,162	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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

(3)  Recently Issued Accounting Pronouncements –

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

On January 17, 2020, the Company purchased an additional 27% interest in the PetSmart store in Gonzales, Louisiana for $831,455 from AEI Income & Growth Fund 24 LLC (“Fund 24”), an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 24 is in the process of liquidating its property portfolio. The Company now owns 100% of the PetSmart property. The annual rent for the additional 27% interest that was purchased is $66,468.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of March 31, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000. The charge was recorded against the cost of the land and building.

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $186,074 to $158,340 effective January 1, 2020.

In January 2020, the Company entered into an agreement to sell its 21% interest in the Jared Jewelry store in Madison Heights, Michigan to an unrelated third party. On March 4, 2020, the sale closed with the Company receiving net proceeds of $681,729, which resulted in a net gain of $165,255. At the time of sale, the cost and related accumulated depreciation was $852,592 and $336,118, respectively. At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $516,474.

(5) Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $416,288 and $424,328, respectively. The Limited Members received distributions of $403,799 and $411,598 and the Managing Members received distributions of $12,489 and $12,730 for the periods, respectively. The Limited Members' distributions represented $10.36 and $10.34 per LLC Unit outstanding using 38,962 and 39,820 weighted average Units in 2020 and 2019, respectively. The distributions represented $5.64 and $0.00 per Unit of Net Income and $4.72 and $10.34 per Unit of return of contributed capital in 2020 and 2019, respectively.

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

At March 31, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $1,583,623 at March 31, 2019, was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019. The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser. The appraisal is considered a Level 3 input in the valuation hierarchy.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has received rent modification requests from three tenants of the ten properties owned by the Company. In response, the Company has been working closely with these tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times. Most of these tenants are requesting a sixty to ninety day rent abatement, which the Company is negotiating to be repaid over the subsequent nine to twelve months.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Company recognized rental income of $473,765 and $518,231, respectively. In 2020, rental income decreased due to the sale of two properties in 2019 and one property in 2020 and a rent decrease related to the Jared Jewelry store in Auburn Hills, Michigan, as discussed below. These decreases were partially offset by additional rent received from one property acquisition in 2020 and a rent increase on one property. Based on the scheduled rent for the properties owned as of April 30, 2020, the Company expects to recognize rental income of approximately $1,635,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $74,308 and $67,882, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $31,299 and $46,126, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, due to expenses related to the Dick’s Sporting Goods store.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of March 31, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000. The charge was recorded against the cost of the land and building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In March 2019, the Company entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $186,074 to $158,340 effective January 1, 2020.

For the three months ended March 31, 2020 and 2019, the Company recognized interest income of $5,688 and $7,473, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2020, the Company's cash balances decreased $174,629 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2019, the Company's cash balances decreased $32,233 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $392,096 in 2019 to $389,532 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in LLC administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2020, the Company generated cash flow from the sale of real estate of $681,729. During the same period, the Company expended $831,455 to invest in real properties as the Company reinvested cash generated from property sales.

On January 17, 2020, the Company purchased an additional 27% interest in the PetSmart store in Gonzales, Louisiana for $831,455 from AEI Income & Growth Fund 24 LLC (“Fund 24”), an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 24 is in the process of liquidating its property portfolio. The Company now owns 100% of the PetSmart property. The annual rent for the additional 27% interest that was purchased is $66,468.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In January 2020, the Company entered into an agreement to sell its 21% interest in the Jared Jewelry store in Madison Heights, Michigan to an unrelated third party. On March 4, 2020, the sale closed with the Company receiving net proceeds of $681,729, which resulted in a net gain of $165,255. At the time of sale, the cost and related accumulated depreciation was $852,592 and $336,118, respectively. At December 31, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $516,474.

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

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $416,288 and $424,328, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $403,799 and $411,598 and the Managing Members received distributions of $12,489 and $12,730 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)