Form 10-Q
period 2020-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2020-08-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2020

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2020 and December 31, 2019	3

	Statements for the Periods ended June 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 – 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,449,724	$3,756,509
Rent Receivable	56,135	0
Total Current Assets	3,505,859	3,756,509

Real Estate Investments:
Land	6,518,553	6,376,366
Buildings	17,166,472	16,519,294
Acquired Intangible Lease Assets	2,259,230	2,217,140
Real Estate Held for Investment, at cost	25,944,255	25,112,800
Accumulated Depreciation and Amortization	(8,386,363)	(7,934,356)
Real Estate Held for Investment, Net	17,557,892	17,178,444
Real Estate Held for Sale	0	516,474
Total Real Estate Investments	17,557,892	17,694,918
Long-Term Rent Receivable	78,588	0
Total Assets	$21,142,339	$21,451,427

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$152,115	$132,049
Distributions Payable	254,640	414,435
Unearned Rent	37,063	18,333
Total Current Liabilities	443,818	564,817

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	25,903	32,661

Members’ Equity (Deficit):
Managing Members	584	(96,493)
Limited Members – 50,000 Units authorized; 38,962 Units issued and outstanding as of 6/30/2020 and 12/31/2019	20,672,034	20,950,442
Total Members’ Equity	20,672,618	20,853,949
Total Liabilities and Members’ Equity	$21,142,339	$21,451,427
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Rental Income	$442,285	$487,568	$916,050	$1,005,799

Expenses:
LLC Administration – Affiliates	41,452	66,690	115,760	134,572
LLC Administration and Property Management – Unrelated Parties	37,815	60,132	69,114	106,258
Depreciation and Amortization	203,739	212,512	413,339	435,028
Real Estate Impairment	0	0	0	611,623
Total Expenses	283,006	339,334	598,213	1,287,481

Operating Income (Loss)	159,279	148,234	317,837	(281,682)

Other Income:
Gain on Sale of Real Estate	0	338,843	165,255	338,843
Interest Income	817	8,665	6,505	16,138
Total Other Income	817	347,508	171,760	354,981

Net Income	$160,096	$495,742	$489,597	$73,299

Net Income Allocated:
Managing Members	$7,611	$2,640	$117,205	$2,199
Limited Members	152,485	493,102	372,392	71,100
Total	$160,096	$495,742	$489,597	$73,299

Net Income per LLC Unit	$3.91	$12.56	$9.56	$1.80

Weighted Average Units Outstanding – Basic and Diluted	38,962	39,252	38,962	39,536

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$489,597	$73,299

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	445,249	466,938
Real Estate Impairment	0	611,623
Gain on Sale of Real Estate	(165,255)	(338,843)
(Increase) Decrease in Rent Receivable	(134,723)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	20,066	(60,290)
Increase (Decrease) in Unearned Rent	18,730	(4,599)
Total Adjustments	184,067	674,829
Net Cash Provided By (Used For) Operating Activities	673,664	748,128

Cash Flows from Investing Activities:
Investments in Real Estate	(831,455)	0
Proceeds from Sale of Real Estate	681,729	1,586,787
Net Cash Provided By (Used For) Investing Activities	(149,726)	1,586,787

Cash Flows from Financing Activities:
Distributions Paid to Members	(830,723)	(848,657)
Repurchase of LLC Units	0	(350,617)
Net Cash Provided By (Used For) Financing Activities	(830,723)	(1,199,274)

Net Increase (Decrease) in Cash	(306,785)	1,135,641

Cash, beginning of period	3,756,509	2,217,588

Cash, end of period	$3,449,724	$3,353,229

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	(60,053)	22,120,217	22,060,164	39,820.36

Distributions Declared	(5,065)	(406,198)	(411,263)

Repurchase of LLC Units	(10,519)	(340,098)	(350,617)	(568.29)

Net Income	2,640	493,102	495,742

Balance, June 30, 2019	$(72,997)	$21,867,023	$21,794,026	39,252.07

Balance, December 31, 2019	$(96,493)	$20,950,442	$20,853,949	38,961.72

Distributions Declared	(12,489)	(403,799)	(416,288)

Net Income	109,594	219,907	329,501

Balance, March 31, 2020	612	20,766,550	20,767,162	38,961.72

Distributions Declared	(7,639)	(247,001)	(254,640)

Net Income	7,611	152,485	160,096

Balance, June 30, 2020	$584	$20,672,034	$20,672,618	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2020
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

(2)  Organization –

AEI Income & Growth Fund 25 LLC (“Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of June 30, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

In March 2020, the Company entered into an agreement with the tenant of the Jared Jewelry store in Aurora, Illinois to extend the lease term five years to end on April 30, 2025. As part of the agreement, the annual rent decreased from $370,686 to $235,989 effective May 1, 2020.

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

On July 31, 2020, the Company purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,697,450. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $670,928 and $835,591, respectively. The Limited Members received distributions of $650,800 and $817,796 and the Managing Members received distributions of $20,128 and $17,795 for the periods, respectively. The Limited Members' distributions represented $16.70 and $20.68 per LLC Unit outstanding using 38,962 and 39,536 weighted average Units in 2020 and 2019, respectively. The distributions represented $9.56 and $0.00 per Unit of Net Income and $7.14 and $20.68 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $363,636 in 2019. The Limited Members received distributions of $360,000 and the Managing Members received distributions of $3,636. The Limited Members’ distributions represented $9.17 per Unit.

On April 1, 2020, the Company did not repurchase any Units from the Limited Members. On April 1, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 in 2019.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

At June 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into rent deferral agreements with three tenants of the ten properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Jared Jewelry stores in Concord, New Hampshire, Aurora, IL, and Auburn Hills, Michigan to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $134,723 was recognized as rental income during the three months ended June 30, 2020 and a corresponding rent receivable was recorded. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2020 and 2019, the Company recognized rental income of $916,050 and $1,005,799, respectively. In 2020, rental income decreased due to the sale of two properties in 2019 and one property in 2020 and rent decreases related to the Jared Jewelry store in Auburn Hills, Michigan and Aurora, Illinois, as discussed below. These decreases were partially offset by additional rent received from one property acquisition in 2020 and a rent increase on one property. Based on the scheduled rent for the properties owned as of July 31, 2020, the Company expects to recognize rental income of approximately $1,635,000 in 2020.

For the six months ended June 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $115,760 and $134,572, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $69,114 and $106,258, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, due to expenses related to the Dick’s Sporting Goods store.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of June 30, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

In March 2020, the Company entered into an agreement with the tenant of the Jared Jewelry store in Aurora, Illinois to extend the lease term five years to end on April 30, 2025. As part of the agreement, the annual rent decreased from $370,686 to $235,989 effective May 1, 2020.

On July 31, 2020, the Company purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,697,450. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

For the six months ended June 30, 2020 and 2019, the Company recognized interest income of $6,505 and $16,138, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Company's cash balances decreased $306,785 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2019, the Company's cash balances increased $1,135,641 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $748,128 in 2019 to $673,664 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2020 and 2019, the Company generated cash flow from the sale of real estate of $681,729 and $1,586,787, respectively. During the six months ended June 30, 2020, the Company expended $831,455 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $670,928 and $835,591, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $650,800 and $817,796 and the Managing Members received distributions of $20,128 and $17,795 for the periods, respectively. The Company has temporarily reduced distribution rates for the period ended June 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Company distributed net sale proceeds of $363,636 in 2019. The Limited Members received distributions of $360,000 and the Managing Members received distributions of $3,636. The Limited Members’ distributions represented $9.17 per Unit.

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

On April 1, 2020, the Company did not repurchase any Units from the Limited Members. On April 1, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 13, 2020	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)