Form 10-Q
period 2020-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2020-11-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-50609

AEI INCOME & GROWTH FUND 25 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	75-3074973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$806,445	$3,756,509
Rent Receivable	89,815	0
Total Current Assets	896,260	3,756,509

Real Estate Investments:
Land	7,101,677	6,376,366
Buildings	18,865,979	16,519,294
Acquired Intangible Lease Assets	2,712,159	2,217,140
Real Estate Held for Investment, at cost	28,679,815	25,112,800
Accumulated Depreciation and Amortization	(8,630,105)	(7,934,356)
Real Estate Held for Investment, Net	20,049,710	17,178,444
Real Estate Held for Sale	0	516,474
Total Real Estate Investments	20,049,710	17,694,918
Long-Term Rent Receivable	44,908	0
Total Assets	$20,990,878	$21,451,427

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$126,815	$132,049
Distributions Payable	416,395	414,435
Unearned Rent	44,106	18,333
Total Current Liabilities	587,316	564,817

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	22,524	32,661

Members’ Equity (Deficit):
Managing Members	496	(96,493)
Limited Members – 50,000 Units authorized; 38,962 Units issued and outstanding as of 9/30/2020 and 12/31/2019	20,380,542	20,950,442
Total Members’ Equity	20,381,038	20,853,949
Total Liabilities and Members’ Equity	$20,990,878	$21,451,427
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$442,549	$481,972	$1,358,599	$1,487,771

Expenses:
LLC Administration – Affiliates	62,833	68,100	178,593	202,672
LLC Administration and Property Management – Unrelated Parties	34,358	45,990	103,472	152,248
Depreciation and Amortization	220,934	212,512	634,273	647,540
Real Estate Impairment	0	298,990	0	910,613
Total Expenses	318,125	625,592	916,338	1,913,073

Operating Income (Loss)	124,424	(143,620)	442,261	(425,302)

Other Income:
Gain on Sale of Real Estate	0	0	165,255	338,843
Interest Income	391	11,891	6,896	28,029
Total Other Income	391	11,891	172,151	366,872

Net Income (Loss)	$124,815	$(131,729)	$614,412	$(58,430)

Net Income (Loss) Allocated:
Managing Members	$12,404	$(3,952)	$129,609	$(1,753)
Limited Members	112,411	(127,777)	484,803	(56,677)
Total	$124,815	$(131,729)	$614,412	$(58,430)

Net Income (Loss) per LLC Unit	$2.89	$(3.26)	$12.44	$(1.44)

Weighted Average Units Outstanding – Basic and Diluted	38,962	39,252	38,962	39,442

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$614,412	$(58,430)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	685,612	695,405
Real Estate Impairment	0	910,613
Gain on Sale of Real Estate	(165,255)	(338,843)
(Increase) Decrease in Rent Receivable	(134,723)	(3,037)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,234)	(46,928)
Increase (Decrease) in Unearned Rent	25,773	10,377
Total Adjustments	406,173	1,227,587
Net Cash Provided By (Used For) Operating Activities	1,020,585	1,169,157

Cash Flows from Investing Activities:
Investments in Real Estate	(3,567,015)	(49,140)
Proceeds from Sale of Real Estate	681,729	1,586,787
Net Cash Provided By (Used For) Investing Activities	(2,885,286)	1,537,647

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,085,363)	(1,259,919)
Repurchase of LLC Units	0	(350,617)
Net Cash Provided By (Used For) Financing Activities	(1,085,363)	(1,610,536)

Net Increase (Decrease) in Cash	(2,950,064)	1,096,268

Cash, beginning of period	3,756,509	2,217,588

Cash, end of period	$806,445	$3,313,856

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(46,882)	$22,953,817	$22,906,935	39,820.36

Distributions Declared	(12,730)	(411,598)	(424,328)

Net Loss	(441)	(422,002)	(422,443)

Balance, March 31, 2019	(60,053)	22,120,217	22,060,164	39,820.36

Distributions Declared	(5,065)	(406,198)	(411,263)

Repurchase of LLC Units	(10,519)	(340,098)	(350,617)	(568.29)

Net Income	2,640	493,102	495,742

Balance, June 30, 2019	(72,997)	21,867,023	21,794,026	39,252.07

Distributions Declared	(11,521)	(406,197)	(417,718)

Net Loss	(3,952)	(127,777)	(131,729)

Balance, September 30, 2019	$(88,470)	$21,333,049	$21,244,579	39,252.07

Balance, December 31, 2019	$(96,493)	$20,950,442	$20,853,949	38,961.72

Distributions Declared	(12,489)	(403,799)	(416,288)

Net Income	109,594	219,907	329,501

Balance, March 31, 2020	612	20,766,550	20,767,162	38,961.72

Distributions Declared	(7,639)	(247,001)	(254,640)

Net Income	7,611	152,485	160,096

Balance, June 30, 2020	584	20,672,034	20,672,618	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	12,404	112,411	124,815

Balance, September 30, 2020	$496	$20,380,542	$20,381,038	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

(4)  Real Estate Investments –

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of September 30, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

On July 31, 2020, the Company purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,735,560. The Company allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,439 and above-market lease intangibles of $168,490. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $1,087,323 and $1,253,309, respectively. The Limited Members received distributions of $1,054,703 and $1,223,993 and the Managing Members received distributions of $32,620 and $29,316 for the periods, respectively. The Limited Members' distributions represented $27.07 and $31.03 per LLC Unit outstanding using 38,962 and 39,442 weighted average Units in 2020 and 2019, respectively. The distributions represented $12.44 and $0.00 per Unit of Net Income and $14.63 and $31.03 per Unit of return of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $414,141 in 2019. The Limited Members received distributions of $410,000 and the Managing Members received distributions of $4,141. The Limited Members’ distributions represented $10.44 per Unit.

For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. For the nine months ended September 30, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 in 2019.

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

At September 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into rent deferral agreements with three tenants of the eleven properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Jared Jewelry stores in Concord, New Hampshire, Aurora, IL, and Auburn Hills, Michigan to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $134,723 was recognized as rental income during the nine months ended September 30, 2020 and a corresponding rent receivable was recorded. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Company recognized rental income of $1,358,599 and $1,487,771, respectively. In 2020, rental income decreased due to the sale of two properties in 2019 and one property in 2020 and rent decreases related to the Jared Jewelry store in Auburn Hills, Michigan and Aurora, Illinois, as discussed below. These decreases were partially offset by additional rent received from two property acquisitions in 2020 and a rent increase on one property. Based on the scheduled rent for the properties owned as of October 31, 2020, the Company expects to recognize rental income of approximately $1,728,000 and $1,732,000 in 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $178,593 and $202,672, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $103,472 and $152,248, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2019, when compared to 2020, due to expenses related to the Dick’s Sporting Goods store.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of September 30, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

For the nine months ended September 30, 2020 and 2019, the Company recognized interest income of $6,896 and $28,029, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Company's cash balances decreased $2,950,064 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2019, the Company's cash balances increased $1,096,268 as a result of cash generated from the sale of property, which was partially offset by cash paid for a lease commission, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,169,157 in 2019 to $1,020,585 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2020 and 2019, the Company generated cash flow from the sale of real estate of $681,729 and $1,586,787, respectively. During the same periods, the Company expended $3,567,015 and $49,140, respectively, to invest in real properties as the Company reinvested cash generated from property sales.

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

On July 31, 2020, the Company purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,735,560. The Company allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,439 and above-market lease intangibles of $168,490. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $1,087,323 and $1,253,309, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,054,703 and $1,223,993 and the Managing Members received distributions of $32,620 and $29,316 for the periods, respectively. The Company temporarily reduced distribution rates for the period ended June 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Company distributed net sale proceeds of $414,141 in 2019. The Limited Members received distributions of $410,000 and the Managing Members received distributions of $4,141. The Limited Members’ distributions represented $10.44 per Unit.

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

For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. For the nine months ended September 30, 2019, the Company repurchased a total of 568.29 Units for $340,098 from nine Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $10,519 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1
Certification of President of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November12, 2020	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)