Form 10-Q
period 2021-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2021-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$664,981	$703,002
Rent Receivable	112,269	123,496
Total Current Assets	777,250	826,498

Real Estate Investments:
Land	7,103,977	7,103,977
Buildings	18,874,469	18,874,469
Acquired Intangible Lease Assets	2,712,159	2,712,159
Real Estate Held for Investment, at cost	28,690,605	28,690,605
Accumulated Depreciation and Amortization	(9,182,301)	(8,929,368)
Real Estate Held for Investment, Net	19,508,304	19,761,237
Long-Term Rent Receivable	0	11,227
Total Assets	$20,285,554	$20,598,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$125,123	$121,914
Distributions Payable	416,395	416,395
Unearned Rent	41,924	35,090
Total Current Liabilities	583,442	573,399

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	15,766	19,145

Members’ Equity:
Managing Members	(9,218)	384
Limited Members – 50,000 Units authorized; 38,962 Units issued and outstanding as of 3/31/2021 and 12/31/2020	19,695,564	20,006,034
Total Members’ Equity	19,686,346	20,006,418
Total Liabilities and Members’ Equity	$20,285,554	$20,598,962
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2021	2020

Rental Income	$434,849	$473,765

Expenses:
LLC Administration – Affiliates	61,516	74,308
LLC Administration and Property Management – Unrelated Parties	48,737	31,299
Depreciation and Amortization	228,388	209,600
Total Expenses	338,641	315,207

Operating Income	96,208	158,558

Other Income:
Gain on Sale of Real Estate	0	165,255
Interest Income	115	5,688
Total Other Income	115	170,943

Net Income	$96,323	$329,501

Net Income Allocated:
Managing Members	$2,890	$109,594
Limited Members	93,433	219,907
Total	$96,323	$329,501

Net Income per LLC Unit	$2.40	$5.64

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$96,323	$329,501

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,554	225,555
Gain on Sale of Real Estate	0	(165,255)
(Increase) Decrease in Rent Receivable	22,454	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	3,209	11,230
Increase (Decrease) in Unearned Rent	6,834	(11,499)
Total Adjustments	282,051	60,031
Net Cash Provided By (Used For) Operating Activities	378,374	389,532

Cash Flows from Investing Activities:
Investments in Real Estate	0	(831,455)
Proceeds from Sale of Real Estate	0	681,729
Net Cash Provided By (Used For) Investing Activities	0	(149,726)

Cash Flows from Financing Activities:
Distributions Paid to Members	(416,395)	(414,435)

Net Increase (Decrease) in Cash	(38,021)	(174,629)

Cash, beginning of period	703,002	3,756,509

Cash, end of period	$664,981	$3,581,880

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(96,493)	$20,950,442	$20,853,949	38,961.72

Distributions Declared	(12,489)	(403,799)	(416,288)

Net Income	109,594	219,907	329,501

Balance, March 31, 2020	$612	$20,766,550	$20,767,162	38,961.72

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	2,890	93,433	96,323

Balance, March 31, 2021	$(9,218)	$19,695,564	$19,686,346	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

Substantially, all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $134,723, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $112,269 as of March 31, 2021.

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

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fun Center, LLC informed the Company it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $416,395 and $416,288, respectively. The Limited Members received distributions of $403,903 and $403,799 and the Managing Members received distributions of $12,492 and $12,489 for the periods, respectively. The Limited Members' distributions represented $10.37 and $10.36 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $2.40 and $5.64 per Unit of Net Income and $7.97 and $4.72 per Unit of return of contributed capital in 2021 and 2020, respectively.

(7)  Fair Value Measurements –

At March 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into rent deferral agreements with three tenants of the eleven properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Jared Jewelry stores in Concord, New Hampshire, Aurora, Illinois, and Auburn Hills, Michigan to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $134,723 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $112,269 as of March 31, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Company recognized rental income of $434,849 and $473,765, respectively. In 2021, rental income decreased due to the sale of one property in 2020 and rent decreases related to the Jared Jewelry store in Aurora, Illinois and Staples store in Clermont, Florida, as discussed below. These decreases were partially offset by additional rent received from two property acquisitions in 2020 and a rent increase on two properties. Based on the scheduled rent for the properties owned as of April 30, 2021, the Company expects to recognize rental income of approximately $1,732,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $61,516 and $74,308, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $48,737 and $31,299, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2021, when compared to 2020, mainly due to expenses related to the Staples store.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $29,049 of past due rent, which was not accrued for financial reporting purposes. On March 23, 2021, the owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which commenced on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fund Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

In March 2020, the Company entered into an agreement with the tenant of the Jared Jewelry store in Aurora, Illinois to extend the lease term five years to end on April 30, 2025. As part of the agreement, the annual rent decreased from $370,686 to $235,989 effective May 1, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

For the three months ended March 31, 2021 and 2020, the Company recognized interest income of $115 and $5,688, respectively. In 2021, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions in 2020.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Company's cash balances decreased $38,021 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2020, the Company's cash balances decreased $174,629 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $389,532 in 2020 to $378,374 in 2021 as a result of a decrease in total rental and interest income in 2021 and an increase in LLC administration and property management expenses in 2021, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $416,395 and $416,288, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $403,903 and $403,799 and the Managing Members received distributions of $12,492 and $12,489 for the periods, respectively. The Company temporarily reduced distribution rates for the period ended June 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any Units from the Limited Members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)