Form 10-Q
period 2021-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2021-08-11
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2021, there were 38,961.72 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 – 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$606,872	$703,002
Rent Receivable	78,588	123,496
Total Current Assets	685,460	826,498

Real Estate Investments:
Land	7,103,977	7,103,977
Buildings	18,874,469	18,874,469
Acquired Intangible Lease Assets	2,712,159	2,712,159
Real Estate Held for Investment, at cost	28,690,605	28,690,605
Accumulated Depreciation and Amortization	(9,435,234)	(8,929,368)
Real Estate Held for Investment, Net	19,255,371	19,761,237
Long-Term Rent Receivable	0	11,227
Total Assets	$19,940,831	$20,598,962

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$144,292	$121,914
Distributions Payable	416,395	416,395
Unearned Rent	6,834	35,090
Total Current Liabilities	567,521	573,399

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	12,387	19,145

Members’ Equity :
Managing Members	(18,980)	384
Limited Members – 50,000 Units authorized; 38,961.72 Units issued and outstanding as of 6/30/2021 and 12/31/2020	19,379,903	20,006,034
Total Members’ Equity	19,360,923	20,006,418
Total Liabilities and Members’ Equity	$19,940,831	$20,598,962
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$435,184	$442,285	$870,033	$916,050

Expenses:
LLC Administration – Affiliates	56,634	41,452	118,150	115,760
LLC Administration and Property Management – Unrelated Parties	59,297	37,815	108,034	69,114
Depreciation and Amortization	228,388	203,739	456,776	413,339
Total Expenses	344,319	283,006	682,960	598,213

Operating Income	90,865	159,279	187,073	317,837

Other Income:
Gain on Sale of Real Estate	0	0	0	165,255
Interest Income	106	817	221	6,505
Total Other Income	106	817	221	171,760

Net Income	$90,971	$160,096	$187,294	$489,597

Net Income Allocated:
Managing Members	$2,729	$7,611	$5,619	$117,205
Limited Members	88,242	152,485	181,675	372,392
Total	$90,971	$160,096	$187,294	$489,597

Net Income per LLC Unit	$2.26	$3.91	$4.66	$9.56

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962	38,962	38,962

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$187,294	$489,597

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	499,108	445,249
Gain on Sale of Real Estate	0	(165,255)
(Increase) Decrease in Rent Receivable	56,135	(134,723)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	22,378	20,066
Increase (Decrease) in Unearned Rent	(28,256)	18,730
Total Adjustments	549,365	184,067
Net Cash Provided By (Used For) Operating Activities	736,659	673,664

Cash Flows from Investing Activities:
Investments in Real Estate	0	(831,455)
Proceeds from Sale of Real Estate	0	681,729
Net Cash Provided By (Used For) Investing Activities	0	(149,726)

Cash Flows from Financing Activities:
Distributions Paid to Members	(832,789)	(830,723)

Net Increase (Decrease) in Cash	(96,130)	(306,785)

Cash, beginning of period	703,002	3,756,509

Cash, end of period	$606,872	$3,449,724

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(96,493)	$20,950,442	$20,853,949	38,961.72

Distributions Declared	(12,489)	(403,799)	(416,288)

Net Income	109,594	219,907	329,501

Balance, March 31, 2020	612	20,766,550	20,767,162	38,961.72

Distributions Declared	(7,639)	(247,001)	(254,640)

Net Income	7,611	152,485	160,096

Balance, June 30, 2020	$584	$20,672,034	$20,672,618	38,961.72

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	2,890	93,433	96,323

Balance, March 31, 2021	(9,218)	19,695,564	19,686,346	38,961.72

Distributions Declared	(12,491)	(403,903)	(416,394)

Net Income	2,729	88,242	90,971

Balance, June 30, 2021	$(18,980)	$19,379,903	$19,360,923	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Income & Growth Fund 25 LLC (“Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

Substantially, all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $134,723, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $78,588 as of June 30, 2021.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fun Center, LLC informed the Company it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. The Company will reduce its regular quarterly distribution rate due to the decrease in cash flow.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $832,789 and $670,928, respectively. The Limited Members received distributions of $807,806 and $650,800 and the Managing Members received distributions of $24,983 and $20,128 for the periods, respectively. The Limited Members' distributions represented $20.73 and $16.70 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $4.66 and $9.56 per Unit of Net Income and $16.07 and $7.14 per Unit of return of contributed capital in 2021 and 2020, respectively.

(7)  Fair Value Measurements –

At June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $134,723 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $78,588 as of June 30, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Company recognized rental income of $870,033 and $916,050, respectively. In 2021, rental income decreased due to the sale of one property in 2020 and rent decreases related to the Jared Jewelry store in Aurora, Illinois and Staples store in Clermont, Florida, as discussed below. These decreases were partially offset by additional rent received from two property acquisitions in 2020 and a rent increase on two properties. Based on the scheduled rent for the properties owned as of July 31, 2021, the Company expects to recognize rental income of approximately $1,732,000 in 2021.

For the six months ended June 30, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $118,150 and $115,760, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $108,034 and $69,114, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2021, when compared to 2020, mainly due to expenses related to the Staples store.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

In March 2020, the Company entered into an agreement with the tenant of the Jared Jewelry store in Aurora, Illinois to extend the lease term five years to end on April 30, 2025. As part of the agreement, the annual rent decreased from $370,686 to $235,989 effective May 1, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 10% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. The Company will reduce its regular quarterly distribution rate due to the decrease in cash flow.

For the six months ended June 30, 2021 and 2020, the Company recognized interest income of $221 and $6,505, respectively. In 2021, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions in 2020.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Company's cash balances decreased $96,130 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2020, the Company's cash balances decreased $306,785 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $673,664 in 2020 to $736,659 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in LLC administration and property management expenses in 2021.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2020, the Company generated cash flow from the sale of real estate of $681,729. During the same period, the Company expended $831,455 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $832,789 and $670,928, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $807,806 and $650,800 and the Managing Members received distributions of $24,983 and $20,128 for the periods, respectively. The Company temporarily reduced distribution rates for the period ended June 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the six months ended June 30, 2021 and 2020, the Company did not repurchase any Units from the Limited Members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 11, 2021	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)