Form 10-Q
period 2022-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2022-05-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022 there were 38,961.72 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$711,581	$656,658
Rent Receivable	0	11,227
Total Current Assets	711,581	667,885

Real Estate Investments:
Land	6,488,377	7,103,977
Buildings	17,475,760	18,874,469
Acquired Intangible Lease Assets	2,411,423	2,712,159
Real Estate Held for Investment, at cost	26,375,560	28,690,605
Accumulated Depreciation and Amortization	(9,309,788)	(9,941,100)
Real Estate Held for Investment, Net	17,065,772	18,749,505
Real Estate Held for Sale	1,430,795	0
Total Real Estate Investments	18,496,567	18,749,505
Total Assets	$19,208,148	$19,417,390

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$105,277	$95,381
Distributions Payable	286,181	286,181
Unearned Rent	20,765	35,425
Total Current Liabilities	412,223	416,987

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	2,252	5,629

Members’ Equity (Deficit):
Managing Members	(36,000)	(29,966)
Limited Members – 50,000 Units authorized; 38,961.72 Units issued and outstanding as of 3/31/2022 and 12/31/2021	18,829,673	19,024,740
Total Members’ Equity	18,793,673	18,994,774
Total Liabilities and Members’ Equity	$19,208,148	$19,417,390
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$435,366	$434,849

Expenses:
LLC Administration – Affiliates	70,409	61,516
LLC Administration and Property Management – Unrelated Parties	51,629	48,737
Depreciation and Amortization	228,393	228,388
Total Expenses	350,431	338,641

Operating Income (Loss)	84,935	96,208

Other Income:
Interest Income	145	115

Net Income	$85,080	$96,323

Net Income (Loss) Allocated:
Managing Members	$2,552	$2,890
Limited Members	82,528	93,433
Total	$85,080	$96,323

Net Income (Loss) per LLC Unit	$2.12	$2.40

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$85,080	$96,323

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,561	249,554
(Increase) Decrease in Rent Receivable	11,227	22,454
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,896	3,209
Increase (Decrease) in Unearned Rent	(14,660)	6,834
Total Adjustments	256,024	282,051
Net Cash Provided By (Used For) Operating Activities	341,104	378,374

Cash Flows from Financing Activities:
Distributions Paid to Members	(286,181)	(416,395)

Net Increase (Decrease) in Cash	54,923	(38,021)

Cash, beginning of period	656,658	703,002

Cash, end of period	$711,581	$664,981

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	2,890	93,433	96,323

Balance, March 31, 2021	$(9,218)	$19,695,564	$19,686,346	38,961.72

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	$(36,000)	$18,829,673	$18,793,673	38,961.72

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

(2)  Organization –

AEI Income & Growth Fund 25 LLC (the “Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company’s operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, was $117,000. As part of the agreement, the Company would pay a tenant improvement allowance of $96,000 when certain conditions were met by the tenant. Due to ongoing difficulties due to the COVID-19 pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fun Center, LLC informed the Company it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for sale or lease with a real estate broker in the Wichita area.

In March 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,959,000, which will result in a net gain of approximately $528,000.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $286,181 and $416,395, respectively. The Limited Members were allocated distributions of $277,595 and $403,903 and the Managing Members were allocated distributions of $8,586 and $12,492 for the periods, respectively. The Limited Members’ distributions represented $7.12 and $10.37 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $2.12 and $2.40 per Unit of Net Income and $5.00 and $7.97 per Unit of return of contributed capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This section contains “forward-looking statements” which represent management’s expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company’s financial condition and results of operations, including the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Company recognized rental income of $435,366 and $434,849, respectively. In 2022, rental income increased due to a rent increase on two properties. This increase was partially offset by the rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of April 30, 2022, the Company expects to recognize rental income of approximately $1,614,000 in 2022.

For the three months ended March 31, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $70,409 and $61,516, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $51,629 and $48,737, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2022, when compared to 2021, mainly due to expenses related to the Staples store.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, is $117,000. As part of the agreement, the Company will pay a tenant improvement allowance of $96,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fun Center, LLC informed the Company it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

The Company owns a 72% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Company. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 72% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. The Company will reduce its regular quarterly distribution rate due to the decrease in cash flow. In March 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed.

For the three months ended March 31, 2022 and 2021, the Company recognized interest income of $145 and $115, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Company's cash balances increased $54,923 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2021, the Company's cash balances decreased $38,021 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $378,374 in 2021 to $341,104 in 2022 as a result an increase in LLC administration and property management expenses in 2022, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses and an increase in total rental and interest income in 2022.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2022 and 2021, the Company did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $286,181 and $416,395, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $277,595 and $403,903 and the Managing Members were allocated distributions of $8,586 and $12,492 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2022	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)