Form 10-Q
period 2022-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2022-08-11
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022 there were 38,961.72 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$2,697,614	$656,658
Rent Receivable	0	11,227
Total Current Assets	2,697,614	667,885

Real Estate Investments:
Land	6,488,377	7,103,977
Buildings	17,475,760	18,874,469
Acquired Intangible Lease Assets	2,411,423	2,712,159
Real Estate Held for Investment, at cost	26,375,560	28,690,605
Accumulated Depreciation and Amortization	(9,545,612)	(9,941,100)
Real Estate Held for Investment, Net	16,829,948	18,749,505
Total Assets	$19,527,562	$19,417,390

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$105,087	$95,381
Distributions Payable	286,182	286,181
Unearned Rent	22,006	35,425
Total Current Liabilities	413,275	416,987

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	5,629

Members’ Equity (Deficit):
Managing Members	4,865	(29,966)
Limited Members – 50,000 Units authorized; 38,961.72 Units issued and outstanding as of 6/30/2022 and 12/31/2021	19,109,422	19,024,740
Total Members’ Equity	19,114,287	18,994,774
Total Liabilities and Members’ Equity	$19,527,562	$19,417,390

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$416,668	$435,184	$852,034	$870,033

Expenses:
LLC Administration – Affiliates	68,260	56,634	138,669	118,150
LLC Administration and Property Management – Unrelated Parties	59,483	59,297	111,112	108,034
Depreciation and Amortization	211,279	228,388	439,672	456,776
Total Expenses	339,022	344,319	689,453	682,960

Operating Income	77,646	90,865	162,581	187,073

Other Income:
Gain on Sale of Real Estate	528,892	0	528,892	0
Interest Income	258	106	403	221
Total Other Income	529,150	106	529,295	221

Net Income	$606,796	$90,971	$691,876	$187,294

Net Income Allocated:
Managing Members	$49,451	$2,729	$52,003	$5,619
Limited Members	557,345	88,242	639,873	181,675
Total	$606,796	$90,971	$691,876	$187,294

Net Income per LLC Unit	$14.30	$2.26	$16.42	$4.66

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962	38,962	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$691,876	$187,294

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	483,134	499,108
Gain on Sale of Real Estate	(528,892)	0
(Increase) Decrease in Rent Receivable	11,227	56,135
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,706	22,378
Increase (Decrease) in Unearned Rent	(13,419)	(28,256)
Total Adjustments	(38,244)	549,365
Net Cash Provided By (Used For) Operating Activities	653,632	736,659

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,959,687	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(572,363)	(832,789)

Net Increase (Decrease) in Cash	2,040,956	(96,130)

Cash, beginning of period	656,658	703,002

Cash, end of period	$2,697,614	$606,872

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	2,890	93,433	96,323

Balance, March 31, 2021	(9,218)	19,695,564	19,686,346	38,961.72

Distributions Declared	(12,491)	(403,903)	(416,394)

Net Income	2,729	88,242	90,971

Balance, June 30, 2021	$(18,980)	$19,379,903	$19,360,923	38,961.72

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	(36,000)	18,829,673	18,793,673	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	49,451	557,345	606,796

Balance, June 30, 2022	$4,865	$19,109,422	$19,114,287	38,961.72

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, was $117,000. As part of the agreement, the Company would pay a tenant improvement allowance of $96,000 when certain conditions were met by the tenant. Due to ongoing difficulties due to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fun Center, LLC informed the Company it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In June 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Company receiving net proceeds of $1,959,687, which resulted in a net gain of $528,892.  At the time of sale, the cost and related accumulated depreciation was $2,315,045 and $884,250, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $572,363 and $832,789, respectively. The Limited Members were allocated distributions of $555,191 and $807,806 and the Managing Members were allocated distributions of $17,172 and $24,983 for the periods, respectively. The Limited Members’ distributions represented $14.25 and $20.73 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $14.25 and $4.66 per Unit of Net Income and $0.00 and $16.07 per Unit of return of contributed capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Company recognized rental income of $852,034 and $870,033, respectively. In 2022, rental income decreased due to the sale of one property and the vacancy of one property. This decrease was partially offset by a rent increase on two properties. Based on the scheduled rent for the properties owned as of July 31, 2022, the Company expects to recognize rental income of approximately $1,614,000 in 2022.

For the six months ended June 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $138,669 and $118,150, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $111,112 and $108,034, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2022, when compared to 2021, mainly due to expenses related to the Staples store.

The Company owns a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $29,049 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dimiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent.  The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In June 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Company receiving net proceeds of $1,959,687, which resulted in a net gain of $528,892.  At the time of sale, the cost and related accumulated depreciation was $2,315,045 and $884,250, respectively.

For the six months ended June 30, 2022 and 2021, the Company recognized interest income of $403 and $221, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Company's cash balances increased $2,040,956 as a result of cash generated from operating activities due to proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members. During the six months ended June 30, 2021, the Company's cash balances decreased $96,130 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $736,659 in 2021 to $653,632 in 2022 as a result of an increase in LLC administration and property management expenses in 2022, net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in total rental income in 2022, which was partially offset by an increase in total interest income in 2022.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022, the Company generated cash flow from the sale of real estate of $1,959,687. During the six months ended June 30, 2021, the Company did not complete any property acquisitions or property sales.

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

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $572,363 and $832,789, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $555,191 and $807,806 and the Managing Members were allocated distributions of $17,172 and $24,983 for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the six months ended June 30, 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 10, 2022	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)