Form 10-Q
period 2022-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2022-11-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of October 31, 2022, there were 38,961.72 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$2,713,410	$656,658
Rent Receivable	0	11,227
Total Current Assets	2,713,410	667,885

Real Estate Investments:
Land	5,717,301	7,103,977
Buildings	15,538,119	18,874,469
Acquired Intangible Lease Assets	2,329,983	2,712,159
Real Estate Held for Investment, at cost	23,585,403	28,690,605
Accumulated Depreciation and Amortization	(8,339,989)	(9,941,100)
Real Estate Held for Investment, Net	15,245,414	18,749,505
Real Estate Held for Sale	1,354,965	0
Total Real Estate Investments	16,600,379	18,749,505
Total Assets	$19,313,789	$19,417,390
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$108,719	$95,381
Distributions Payable	286,182	286,181
Unearned Rent	18,333	35,425
Total Current Liabilities	413,234	416,987

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	5,629

Members’ Equity (Deficit):
Managing Members	4,801	(29,966)
Limited Members – 50,000 Units authorized; 38,961.72 Units issued and outstanding as of 9/30/2022 and 12/31/2021	18,895,754	19,024,740
Total Members’ Equity	18,900,555	18,994,774
Total Liabilities and Members’ Equity	$19,313,789	$19,417,390
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$380,716	$436,323	$1,232,750	$1,306,356

Expenses:
LLC Administration – Affiliates	64,995	59,607	203,664	177,757
LLC Administration and Property Management – Unrelated Parties	43,241	45,800	154,353	153,834
Depreciation and Amortization	205,024	228,388	644,696	685,164
Total Expenses	313,260	333,795	1,002,713	1,016,755

Operating Income	67,456	102,528	230,037	289,601

Other Income:
Gain on Sale of Real Estate	0	0	528,892	0
Interest Income	4,994	96	5,397	317
Total Other Income	4,994	96	534,289	317

Net Income	$72,450	$102,624	$764,326	$289,918

Net Income Allocated:
Managing Members	$8,522	$3,079	$60,525	$8,698
Limited Members	63,928	99,545	703,801	281,220
Total	$72,450	$102,624	$764,326	$289,918

Net Income per LLC Unit	$1.64	$2.55	$18.06	$7.22

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962	38,962	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$764,326	$289,918

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	712,703	748,662
Gain on Sale of Real Estate	(528,892)	0
(Increase) Decrease in Rent Receivable	11,227	89,816
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,338	52,153
Increase (Decrease) in Unearned Rent	(17,092)	(31,417)
Total Adjustments	191,284	859,214
Net Cash Provided By (Used For) Operating Activities	955,610	1,149,132

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,959,687	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(858,545)	(1,249,184)

Net Increase (Decrease) in Cash	2,056,752	(100,052)

Cash, beginning of period	656,658	703,002

Cash, end of period	$2,713,410	$602,950

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(12,492)	(403,903)	(416,395)

Net Income	2,890	93,433	96,323

Balance, March 31, 2021	(9,218)	19,695,564	19,686,346	38,961.72

Distributions Declared	(12,491)	(403,903)	(416,394)

Net Income	2,729	88,242	90,971

Balance, June 30, 2021	(18,980)	19,379,903	19,360,923	38,961.72

Distributions Declared	(8,585)	(277,596)	(286,181)

Net Income	3,079	99,545	102,624

Balance, September 30, 2021	$(24,486)	$19,201,852	$19,177,366	38,961.72

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	(36,000)	18,829,673	18,793,673	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	49,451	557,345	606,796

Balance, June 30, 2022	4,865	19,109,422	19,114,287	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	8,522	63,928	72,450

Balance, September 30, 2022	$4,801	$18,895,754	$18,900,555	38,961.72
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

In June 2022, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members to continue the Company for an additional 60 months or to initiate the final disposition, liquidation, and distribution of all of the Company’s properties and assets. Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units. On August 24, 2022, the votes were counted and neither proposal received the required majority vote. As a result, the Company will not liquidate and will continue in operation until the Limited Members vote to authorize the sale of all the Company’s properties or December 31, 2053, as stated in the Operating Agreement. However, in approximately five years, the Managing Member expects to again submit the question to liquidate to a vote by the Limited Members.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

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

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,421,000, which will result in a net gain of approximately $66,000.  The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.

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

In October 2022, the Company entered into an agreement with the tenant of the PetSmart store in Gonzales, Louisiana to extend the lease term five years to end on January 31, 2028. As part of the agreement, the annual rent increased from $246,179 to $258,336 effective February 1, 2023.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On November 1, 2022, the Company purchased an additional 50% joint-venture interest in the Coliseum Health property in Macon, Georgia for $1,050,000 from AEI Income & Growth Fund 24 LLC, an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 24 LLC was in the process of liquidating its property portfolio. The Company now owns 100% interest in the property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $119,672.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $858,545 and $1,118,970, respectively. The Limited Members were allocated distributions of $832,787 and $1,085,402 and the Managing Members were allocated distributions of $25,758 and $33,568 for the periods, respectively. The Limited Members' distributions represented $21.37 and $27.86 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $18.06 and $7.22 per Unit of Net Income and $3.31 and $20.64 per Unit of return of contributed capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Company recognized rental income of $1,232,750 and $1,306,356, respectively. In 2022, rental income decreased due to the sale of one property and the vacancy of one property. This decrease was partially offset by a rent increase on two properties. Based on the scheduled rent for the properties owned as of October 31, 2022, the Company expects to recognize rental income of approximately $1,614,000 in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $203,664 and $177,757, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $154,353 and $153,834, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2022, when compared to 2021, mainly due to expenses related to the Staples store.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,421,000, which will result in a net gain of approximately $66,000. The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.

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

In October 2022, the Company entered into an agreement with the tenant of the PetSmart store in Gonzales, Louisiana to extend the lease term five years to end on January 31, 2028. As part of the agreement, the annual rent increased from $246,179 to $258,336 effective February 1, 2023.

For the nine months ended September 30, 2022 and 2021, the Company recognized interest income of $5,397 and $317, respectively. In 2022, interest income increased due to the Company having more money invested in a money market account and higher money market interest rates in 2022.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Company's cash balances increased $2,056,752 as a result of cash generated from operating activities due to proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members. During the nine months ended September 30, 2021, the Company's cash balances decreased $100,052 primarily as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $1,149,132 in 2021 to $955,610 in 2022 as a result of an increase in LLC administration and property management expenses in 2022, net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in total rental income in 2022, which was partially offset by an increase in total interest income in 2022.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022, the Company generated cash flow from the sale of real estate of $1,959,687. During the nine months ended September 30, 2021, the Company did not complete any property acquisitions or property sales.

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

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $858,545 and $1,118,970, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $832,787 and $1,085,402 and the Managing Members were allocated distributions of $25,758 and $33,568 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the nine months ended September 30, 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)