Form 10-K
period 2022-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2023-03-31
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2022, there were 38,961.711 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $38,961,711.

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

ITEM 1. BUSINESS. (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store in Clermont, Florida, which had a remaining primary term of 8.4 years, and the Premier Diagnostic Imaging Center in Terre Haute, Indiana, which had a remaining primary term of 7.8 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2019, the Company owned interests in eleven properties with a total cost of $25,860,646. During the years ended December 31, 2020 and 2022, the Company expended $3,577,805 and $1,052,919 to purchase three additional property interests as it reinvested cash generated from property sales. During the years ended December 31, 2020 and 2022, the Company sold four property interests and received net sale proceeds of $681,729, and $1,959,687, which resulted in net gains of $165,255 and $528,892, respectively. As of December 31, 2022, the Company owned interests in ten properties with a total cost of $27,323,733.

Major Tenants

During 2022, four tenants contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 83% of total rental income in 2022. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2023. Any failure of a major tenant could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee headcount, compensation plans, or employee benefit plans.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2022.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067	Sterling Jewelers Inc.	$158,340	$45.82

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634	Sterling Inc.	$381,325	$64.98

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345	Sterling Jewelers Inc.	$235,989	$39.00

Biomat USA Plasma Center (1) Wichita, KS (60%)	12/22/05	$3,476,735	Biomat USA, Inc.	$55,607	$6.35

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976	Advance Stores Company, Inc.	$44,079	$17.99

ITEM 2. PROPERTIES. (Continued)

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Coliseum Health Clinic Macon, GA	7/25/12	$967,500	(2)	Macon Healthcare, LLC	$168,948	$25.99

PetSmart Store Gonzales, LA	6/12/13	$3,109,055	(2)	PetSmart, LLC	$246,179	$20.30

Premier Diagnostic Imaging
Terre Haute, IN	8/12/14	$2,334,000	(2)	None (3)

Tractor Supply Company Store Canton, MS	11/30/18	$3,429,590		Tractor Supply Company	$220,000	$11.52

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$198,914	$39.47

(1)  The lease for this tenant covers 28% of the square footage of the building.
(2)  Does not include acquisition costs that were expensed.
(3)  This property is vacant and listed for lease.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); property in Wichita, Kansas (AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); and Talecris Plasma Facility in Dallas, Texas (AEI Income & Growth Fund XXII Limited Partnership).

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

At the time the properties were acquired, the remaining primary lease terms varied from 7.8 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The leases for the Jared Jewelry store in Auburn Hills, Michigan, Jared Jewelry store in Aurora, Illinois, Advance Auto Parts store in Indianapolis, Indiana, and PetSmart Store in Gonzales, Louisana were extended to end on December 31, 2024, April 30, 2025, April 30, 2025, and January 31, 2028 respectively.

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

At December 31, 2022, all properties listed above were 100% occupied. The only exceptions are the property in Wichita, Kansas that is 28% occupied and the property in Terre Haute, Indiana that is vacant.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2022, there were 1,147 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Distributions of $34,342 and $42,155 were declared to the Managing Members and $1,110,383 and $1,362,997 were declared to the Limited Members for 2022 and 2021, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2022, the Company did not purchase any Units.

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

At December 31, 2022, the estimated value of the Company’s Units was $728 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing Member relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September, 30 2022. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2022 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Properties	$26,352,000	$27,669,000
Cash	2,713,000	603,000
Current liabilities	(413,000)	(419,000)
Value attributable to the interest of the Managing Members	(286,000)	(279,000)
Value attributable to the interest of the Limited Members	$28,366,000	$27,574,000
LLC Units outstanding	38,962	38,962

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

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the current economic factors, higher interest rates, and inflation in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the years ended December 31, 2022 and 2021, the Company recognized rental income of $1,628,511 and $1,743,816, respectively. In 2022, rental income decreased due to the sale of one property and the vacancy of one property in 2022. This decrease was partially offset by a rent increase on two properties. Based on the scheduled rent for the properties owned as of February 28, 2023, the Company expects to recognize rental income of approximately $1,687,000 in 2023.

For the years ended December 31, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $267,330 and $239,334, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $197,260 and $197,858, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2022, when compared to 2021, mainly due to expenses related to the Wichita, Kansas and Terre Haute, Indiana stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owned a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $29,049 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, is $117,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $96,000 when certain conditions were met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020.

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat medical center in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,415,366, which resulted in a net gain of $41,419. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

For the years ended December 31, 2022 and 2021, the Company recognized interest income of $12,077 and $436, respectively. In 2022, interest income increased due to the Company having more money invested in a money market account and higher money market interest rates in 2022.

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

Liquidity and Capital Resources

During the year ended December 31, 2022, the Company's cash balances increased $1,106,164 as a result of cash generated from operating activities due to proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members, which was partially offset by cash used to purchase property. During the year ended December 31, 2021, the Company's cash balances decreased $46,344 primarily as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,489,022 in 2021 to $1,344,121 in 2022 as a result of a decrease in total rental income, an increase in LLC administration and property management expenses and net timing differences in the collection of payments from the tenants and the payment of expenses in 2022, which was partially offset by an increase in interest income in 2022.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2022, the Company generated cash flow from the sale of real estate of $1,959,687. During the same period, the Company expended $1,052,919 to invest in real properties as the Company reinvested cash generated from property sales.

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

On November 1, 2022, the Company purchased an additional 50% interest in the Coliseum Health store in Macon, Georgia for $1,052,919 from AEI Income & Growth Fund 24 LLC (“Fund 24”), an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 24 is in the process of liquidating its property portfolio. The Company now owns 100% of the Coliseum Health property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $84,474.

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

For the years ended December 31, 2022 and 2021, the Company declared distributions of $1,144,725 and $1,405,152, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,110,383 and $1,362,997 and the Managing Members received distributions of $34,342 and $42,155 for the years ended December 31, 2022 and 2021, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	19 – 20

Balance Sheets as of December 31, 2022 and 2021	21

Statements for the Years Ended December 31, 2022 and 2021:

Operations	22

Cash Flows	23

Changes in Members’ Equity	24

Notes to Financial Statements	25 – 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

●
We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including management’s process for determining the key inputs utilized in estimating the undiscounted future cash flows.

●
We evaluated the undiscounted cash flow analysis, including management’s estimates of tenant occupancy, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the adequacy and reasonableness of the source information and assumptions used by management and testing the mathematical accuracy of the analysis.

●
We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

/s/ Boulay PLLP
Boulay PLLP
We have served as the Company’s auditor since 2002.
Minneapolis, Minnesota
March 30, 2023

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2022	2021
Current Assets:
Cash	$1,762,822	$656,658
Rent Receivable	3,673	11,227
Total Current Assets	1,766,495	667,885

Real Estate Investments:
Land	5,930,096	7,103,977
Buildings	16,356,241	18,874,469
Acquired Intangible Lease Assets	2,302,845	2,712,159
Real Estate Held for Investment, at Cost	24,589,182	28,690,605
Accumulated Depreciation and Amortization	(8,528,460)	(9,941,100)
Real Estate Held for Investment, Net	16,060,722	18,749,505
Real Estate Held for Sale	1,373,947	0
Total Real Estate Investments	17,434,669	18,749,505
Total Assets	$19,201,164	$19,417,390

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$159,281	$95,381
Distributions Payable	286,181	286,181
Unearned Rent	39,543	35,425
Total Current Liabilities	485,005	416,987

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	5,629

Members’ Equity (Deficit):
Managing Members	4,747	(29,966)
Limited Members – 50,000 Units authorized; 38,962 Units issued and outstanding as of December 31, 2022 and 2021	18,711,412	19,024,740
Total Members’ Equity	18,716,159	18,994,774
Total Liabilities and Members’ Equity	$19,201,164	$19,417,390

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2022	2021

Rental Income	$1,628,511	$1,743,816

Expenses:
LLC Administration – Affiliates	267,330	239,334
LLC Administration and Property Management – Unrelated Parties	197,260	197,858
Depreciation and Amortization	838,780	913,552
Total Expenses	1,303,370	1,350,744

Operating Income	325,141	393,072

Other Income:
Gain on Sale of Real Estate	528,892	0
Interest Income	12,077	436
Total Other Income	540,969	436

Net Income	$866,110	$393,508

Net Income Allocated:
Managing Members	$69,055	$11,805
Limited Members	797,055	381,703
Total	$866,110	$393,508

Net Income per LLC Unit	$20.46	$9.80

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021

Cash Flows from Operating Activities:
Net Income	$866,110	$393,508

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	931,331	998,216
Gain on Sale of Real Estate	(528,892)	0
(Increase) Decrease in Rent Receivable	7,554	123,496
Increase (Decrease) in Payable to AEI Fund Management, Inc.	63,900	(26,533)
Increase (Decrease) in Unearned Rent	4,118	335
Total Adjustments	478,011	1,095,514
Net Cash Provided By (Used For) Operating Activities	1,344,121	1,489,022

Cash Flows from Investing Activities:
Investments in Real Estate	(1,052,919)	0
Proceeds from Sale of Real Estate	1,959,687	0
Net Cash Provided By (Used For) Investing Activities	906,768	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,144,725)	(1,535,366)

Net Increase (Decrease) in Cash	1,106,164	(46,344)

Cash, beginning of year	656,658	703,002

Cash, end of year	$1,762,822	$656,658

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$384	$20,006,034	$20,006,418	38,961.72

Distributions Declared	(42,155)	(1,362,997)	(1,405,152)

Net Income	11,805	381,703	393,508

Balance, December 31, 2021	(29,966)	19,024,740	18,994,774	38,961.72

Distributions Declared	(34,342)	(1,110,383)	(1,144,725)

Net Income	69,055	797,055	866,110

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1)  Organization –

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2019, and with few exceptions, is no longer subject to state tax examinations for tax years before 2019.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental income according to the terms of the individual leases. For deferred rents due to COVID-19 or similar event, the Company recognizes the deferred rent related to the month it applies and records a rent receivable. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2022 AND 2021

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties land, building, intangible assets, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2022 and 2021.

Fair Value Measurements

At December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2022 and 2021.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries. Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis. Therefore, the Company’s properties are classified as one reportable segment.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company made an election to account for such lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company entered into lease modifications that deferred $134,723, which was recognized as rental income for those deferred months in 2020. The rent receivable related to rental deferrals totaled $11,227 as of December 31, 2021. All rent receivables were collected in 2022.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership); property in Wichita, Kansas (60% – AEI Income & Growth Fund 26 LLC); Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership), and Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund XXII Limited Partnership).

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2022	2021

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$267,330	$239,334

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$197,260	$197,858

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$2,919	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$5,218	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Company leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 7.8 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The Company’s properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The building in Wichita, Kansas was constructed in 1996, renovated in 2001 and acquired in 2005. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006. The Staples store was constructed in 2010 and acquired in 2011. The Coliseum Health clinic was constructed and acquired in 2012 and 2022. The PetSmart store was constructed and acquired in 2013 and 2020. The Premier Diagnostic Imaging center was constructed in 2005, renovated in 2012 and acquired in 2014. The Tractor Supply Company store in Canton, Mississippi was constructed in 2013 and acquired in 2018. The Talecris Plasma Facility was constructed in 2008 and acquired in 2020.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2022 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$421,489	$1,777,578	$2,199,067	$1,276,898
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	2,115,590
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	1,382,214
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	244,035
Coliseum Health, Macon, GA	412,795	1,269,639	1,682,434	194,335
PetSmart, Gonzales, AR	419,587	2,149,142	2,568,729	649,845
Premier Diagnostic Imaging, Terre Haute, IN	300,000	1,848,049	2,148,049	619,111
Tractor Supply, Canton, MS	648,841	2,099,841	2,748,682	342,983
Talecris Plasma Facility, Dallas, TX	585,424	1,707,997	2,293,421	165,107
	$5,930,096	$16,356,241	$22,286,337	$6,990,118

For the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $691,811 and $745,264, respectively.

On November 1, 2022, the Company purchased an additional 50% interest in the Coliseum Health store in Macon, Georgia for $1,052,919 from AEI Income & Growth Fund 24 LLC (“Fund 24”), an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 24 is in the process of liquidating its property portfolio. The Company now owns 100% of the Coliseum Health property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $84,474.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2022		2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 27 and 37 months, respectively)	$1,362,594	$962,705	$1,771,908	$1,200,563

Above-Market Lease Intangibles (weighted average life of 43 and 55 months, respectively)	940,251	575,637	940,251	477,457
Acquired Intangible Lease Assets	$2,302,845	$1,538,342	$2,712,159	$1,678,020

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 5 months, respectively)	$104,746	$104,746	$104,746	$99,117

For the years ended December 31, 2022 and 2021, the value of in-place lease intangibles amortized to expense was $146,969 and $168,288, the decrease to rental income for above-market leases was $98,180 and $98,180, and the increase to rental income for below-market leases was $5,629 and $13,516, respectively.

For lease intangibles not held for sale at December 31, 2022, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2023	$95,541	$80,264	$0
2024	72,007	66,358	0
2025	65,432	62,276	0
2026	65,432	62,276	0
2027	65,432	62,276	0
	$363,844	$333,450	$0

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The Company owned a 60% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $29,049 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 60% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 60% share of annual rent, which was to commence on February 23, 2020, is $117,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $96,000 when certain conditions were met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $49,140 to a real estate broker for its 60% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020.

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat medical center in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022.  On February 9, 2023, the sale closed with the Partnership receiving net proceeds of $1,415,366, which resulted in a net gain of $41,419. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

In June 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Company receiving net proceeds of $1,959,687, which resulted in a net gain of $528,892.  At the time of sale, the cost and related accumulated depreciation was $2,315,045 and $884,250, respectively.

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease or sale with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In October 2022, the Company entered into an agreement with the tenant of the PetSmart store in Gonzales, Louisiana to extend the lease term five years to end on January 31, 2028. As part of the agreement, the annual rent increased from $246,179 to $258,336 effective February 1, 2023.

For properties owned as of December 31, 2022, the minimum future rent payments required by the leases are as follows:
2023	$1,687,019
2024	1,563,209
2025	1,188,712
2026	748,429
2027	719,869
Thereafter	271,614
$6,178,852

There were no contingent rents recognized in 2022 and 2021.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2022	2021

Sterling Jewelers Group	Retail	$775,654	$775,654
PetSmart LLC	Retail	226,639	226,639
Talecris Plasma Resources, Inc.	Medical	174,208	0
Terre Haute Regional Hospital L.P.	Medical	0	216,938
Tractor Supply Company	Retail	178,568	178,568
Aggregate rental income of major tenants		$1,355,069	$1,397,799
Aggregate rental income of major tenants as a percentage of total rental income		83%	80%

(6)  Members’ Equity –

For the years ended December 31, 2022 and 2021, the Company declared distributions of $1,144,725 and $1,405,152, respectively. The Limited Members received distributions of $1,110,383 and $1,362,997 and the Managing Members received distributions of $34,342 and $42,155 for the years ended December 31, 2022 and 2021, respectively. The Limited Members' distributions represented $28.50 and $34.98 per LLC Unit outstanding using 38,962 Units in 2022 and 2021. The distributions represented $20.46 and $9.80 per Unit of Net Income and $8.04 and $25.18 per Unit of return of contributed capital in 2022 and 2021, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2022	2021

Net Income for Financial Reporting Purposes	$866,110	$393,508

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	344,634	336,998

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	4,118	(28,714)

Gain / Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(371,331)	0
Taxable Income to Members	$843,531	$701,792

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2022	2021

Members’ Equity for Financial Reporting Purposes	$18,716,159	$18,994,774

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	4,514,359	4,541,056

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	39,543	35,425

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$29,285,731	$29,586,925

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company had entered into rent deferral agreements with three tenants. In June 2020, the Company entered into an agreement with the tenant of the Jared Jewelry stores in Concord, New Hampshire, Aurora, Illinois, and Auburn Hills, Michigan to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $134,723 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to rent deferrals totaled $11,227 as of December 31, 2021. All rent receivables were collected in 2022.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Marni J. Nygard, Esq., age 48, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2023. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 59, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 48, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2023. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2022. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2022 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2023:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2022 and 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2022, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2022.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2022

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,084,416

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,984,484

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$565,999

Managing Members	3% of Net Cash Flow in any fiscal year.	$1,075,291

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$32,644

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2022 and 2021:

Fee Category	2022	2021

Audit Fees	$25,950	$24,910
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$25,950	$24,910

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2023	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2023
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2023
Keith E. Petersen	(Principal Accounting Officer)