Form 10-Q
period 2023-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2023-05-15
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2023

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

As of May 15, 2023 there were 38,191.96 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2023 and December 31, 2022	3

	Statements for the Periods ended March 31, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$3,255,310	$1,762,822
Rent Receivable	1,922	3,673
Total Current Assets	3,257,232	1,766,495

Real Estate Investments:
Land	5,930,096	5,930,096
Buildings	16,356,241	16,356,241
Acquired Intangible Lease Assets	2,302,845	2,302,845
Real Estate Held for Investment, at Cost	24,589,182	24,589,182
Accumulated Depreciation and Amortization	(8,740,086)	(8,528,460)
Real Estate Held for Investment, Net	15,849,096	16,060,722
Real Estate Held for Sale	0	1,373,947
Total Real Estate Investments	15,849,096	17,434,669
Total Assets	$19,106,328	$19,201,164

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$221,796	$159,281
Distributions Payable	286,182	286,181
Unearned Rent	52,662	39,543
Total Current Liabilities	560,640	485,005

Members’ Equity:
Managing Members	425	4,747
Limited Members – 50,000 Units authorized; 38,961.72 Units issued and outstanding as of 3/31/2023 and 12/31/2022	18,545,263	18,711,412
Total Members’ Equity	18,545,688	18,716,159
Total Liabilities and Members’ Equity	$19,106,328	$19,201,164
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2023	2022

Rental Income	$400,144	$435,366

Expenses:
LLC Administration – Affiliates	80,589	70,409
LLC Administration and Property Management – Unrelated Parties	71,368	51,629
Depreciation and Amortization	190,343	228,393
Total Expenses	342,300	350,431

Operating Income	57,844	84,935

Other Income:
Gain (Loss) on Sale of Real Estate	44,186	0
Interest Income	13,681	145
Total Other Income	57,867	145

Net Income	$115,711	$85,080

Net Income (Loss) Allocated:
Managing Members	$4,264	$2,552
Limited Members	111,447	82,528
Total	$115,711	$85,080

Net Income (Loss) per LLC Unit	$2.86	$2.12

Weighted Average Units Outstanding – Basic and Diluted	38,962	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$115,711	$85,080

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	211,626	249,561
Gain on Sale of Real Estate	(44,186)	0
(Increase) Decrease in Rent Receivable	1,751	11,227
Increase (Decrease) in Payable to AEI Fund Management, Inc.	62,515	9,896
Increase (Decrease) in Unearned Rent	13,119	(14,660)
Total Adjustments	244,825	256,024
Net Cash Provided By (Used For) Operating Activities	360,536	341,104

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,418,133	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(286,181)	(286,181)

Net Increase (Decrease) in Cash	1,492,488	54,923

Cash, beginning of period	1,762,822	656,658

Cash, end of period	$3,255,310	$711,581

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	$(36,000)	$18,829,673	$18,793,673	38,961.72

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	$425	$18,545,263	$18,545,688	38,961.72

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2023
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

(3)  Recently Adopted Accounting Pronouncements –

Effective January 1, 2023, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership's financial position, result of operations and cash flows.

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

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat medical center in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments (Continued) –

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease or sale with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio in 2022. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2023 and 2022, the Company declared distributions of $286,182 and $286,181, respectively. The Limited Members were allocated distributions of $277,596 and $277,595 and the Managing Members were allocated distributions of $8,586 for the periods ended March 31, 2023 and 2022. The Limited Members’ distributions represented $7.12 per LLC Unit outstanding using 38,962 weighted average Units for both periods. The distributions represented $2.86 and $2.12 per Unit of Net Income and $4.26 and $5.00 per Unit of return of contributed capital in 2023 and 2022, respectively.

(7)  Fair Value Measurements –

At March 31, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2023 and 2022, the Company recognized rental income of $400,144 and $435,366, respectively. Rental income decreased due to a sale of one property in both 2023 and 2022, as well as the vacancy of one property in 2022. This decrease was partially offset by the rent increase on two properties in 2023 and the purchase of an additional property in 2022. Based on the scheduled rent for the properties owned as of April 30, 2023, the Company expects to recognize rental income of approximately $1,683,700 in 2023.

For the three months ended March 31, 2023 and 2022, the Company incurred LLC administration expenses from affiliated parties of $80,589 and $70,409, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $71,368 and $51,629, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat medical center in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for lease or sale with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio in 2022. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

For the three months ended March 31, 2023 and 2022, the Company recognized interest income of $13,681 and $145, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2023, the Company's cash balances increased $1,492,488 as a result of cash received from the sale of real estate and an increase in interest income, which was partially offset by distributions paid to Members. During the three months ended March 31, 2022, the Company's cash balances increased $54,923 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $341,104 in 2022 to $360,536 in 2023 as a result of net timing differences in the collection of payments from the tenants, the payment of expenses, and an increase in interest income, which was partially offset by a decrease in rental income and an increase in LLC administration and property management expenses in 2023.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2023, the Company generated cash flow from the sale of real estate of $1,418,133. During the three months ended March 31, 2022, the Company did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2023 and 2022, the Company declared distributions of $286,182 and $286,181, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $277,596 and $277,595 for the periods ended March 31, 2023 and 2022 respectively.  The Managing Members were allocated distributions of $8,586 for both periods ended March 31, 2023 and 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 15, 2023	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)