Form 10-Q
period 2023-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2023-08-11
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2023

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

As of July 31, 2023 there were 38,191.96 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2023 and December 31, 2022	3

	Statements for the Periods ended June 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$2,755,202	$1,762,822
Rent Receivable	0	3,673
Total Current Assets	2,755,202	1,766,495

Real Estate Investments:
Land	5,630,096	5,930,096
Buildings	14,508,192	16,356,241
Acquired Intangible Lease Assets	2,302,845	2,302,845
Real Estate Held for Investment, at Cost	22,441,133	24,589,182
Accumulated Depreciation and Amortization	(8,290,157)	(8,528,460)
Real Estate Held for Investment, Net	14,150,976	16,060,722
Real Estate Held for Sale	1,401,977	1,373,947
Total Real Estate Investments	15,552,953	17,434,669
Total Assets	$18,308,155	$19,201,164

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$190,280	$159,281
Distributions Payable	283,093	286,181
Unearned Rent	40,416	39,543
Total Current Liabilities	513,789	485,005

Members’ Equity:
Managing Members	217	4,747
Limited Members – 50,000 Units authorized; 38,191.96 and 38,961.72 Units issued and outstanding as of 6/30/2023 and 12/31/2022	17,794,149	18,711,412
Total Members’ Equity	17,794,366	18,716,159
Total Liabilities and Members’ Equity	$18,308,155	$19,201,164

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Rental Income	$398,656	$416,668	$798,800	$852,034

Expenses:
LLC Administration – Affiliates	72,544	68,260	153,133	138,669
LLC Administration and Property Management – Unrelated Parties	80,100	59,483	151,468	111,112
Depreciation and Amortization	186,481	211,279	376,824	439,672
Real Estate Impairment	90,000	0	90,000	0
Total Expenses	429,125	339,022	771,425	689,453

Operating Income (Loss)	(30,469)	77,646	27,375	162,581

Other Income:
Gain on Sale of Real Estate	0	528,892	44,186	528,892
Interest Income	18,759	258	32,440	403
Total Other Income	18,759	529,150	76,626	529,295

Net Income (Loss)	$(11,710)	$606,796	$104,001	$691,876

Net Income (Loss) Allocated:
Managing Members	$21,981	$49,451	$26,245	$52,003
Limited Members	(33,691)	557,345	77,756	639,873
Total	$(11,710)	$606,796	$104,001	$691,876

Net Income (Loss) per LLC Unit	$(0.88)	$14.30	$2.02	$16.42

Weighted Average Units Outstanding – Basic and Diluted	38,192	38,962	38,577	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$104,001	$691,876

Adjustments to Reconcile Net Income To Net Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	417,769	483,134
Real Estate Impairment	90,000	0
Gain on Sale of Real Estate	(44,186)	(528,892)
(Increase) Decrease in Rent Receivable	3,673	11,227
Increase (Decrease) in Payable to AEI Fund Management, Inc.	30,999	9,706
Increase (Decrease) in Unearned Rent	873	(13,419)
Total Adjustments	499,128	(38,244)
Net Cash Provided By Operating Activities	603,129	653,632

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,418,133	1,959,687

Cash Flows from Financing Activities:
Distributions Paid to Members	(572,363)	(572,363)
Repurchase of Member Units	(456,519)	0
Net Cash Provided By (Used For) Financing Activities	(1,028,882)	(572,363)

Net Increase in Cash	992,380	2,040,956

Cash, beginning of period	1,762,822	656,658

Cash, end of period	$2,755,202	$2,697,614

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	$(36,000)	$18,829,673	$18,793,673	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	49,451	557,345	606,796

Balance, June 30, 2022	$4,865	$19,109,422	$19,114,287	38,961.72

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	$425	$18,545,263	$18,545,688	38,961.72

Distributions Declared	(8,493)	(274,600)	(283,093)

Repurchase of Member Units	(13,696)	(442,823)	(456,519)	(769.76)

Net Income (Loss)	21,981	(33,691)	(11,710)

Balance, June 30, 2023	$217	$17,794,149	$17,794,366	38,191.96

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments (Continued) –

In June 2023, the Company entered into an agreement with the tenant of the Coliseum Health store in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to Tenant’s real estate broker in the amount of 2% of the Fixed Rent owing during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968.

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of approximately $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of June 30, 2023 with a carrying value of $1,401,977.

On August 3, 2023 the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,191,265 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $151,036 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2023 and 2022, the Company declared distributions of $569,275 and $572,363, respectively. The Limited Members were allocated distributions of $552,196 and $555,191 and the Managing Members were allocated distributions of $17,079 and $17,172 for the periods ended June 30, 2023 and 2022, respectively. The Limited Members’ distributions represented $14.31 and $14.25 per LLC Unit outstanding using 38,577 and 38,962 weighted average Units in 2023 and 2022, respectively. The distributions represented $2.02 and $14.25 per Unit of Net Income and $12.29 and $0.00 per Unit of return of contributed capital in 2023 and 2022, respectively.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity (Continued) –

On April 1, 2023, the Company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in 2023. On April 1, 2022, the Company did not repurchase any Units from the Limited Members.

(7)  Fair Value Measurements –

At June 30, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. During 2023, the Company impaired the Premier Diagnostic Imaging Center in Terre Haute, Indiana to its fair value of approximately $1,401,000. Fair value was determined using feedback provided by a local broker less costs to sell based on the held for sale classification (level 3 in the fair value hierarchy). An impairment of $90,000 was recognized during the second quarter of 2023.

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

Results of Operations

For the six months ended June 30, 2023 and 2022, the Company recognized rental income of $798,800 and $852,034, respectively. Rental income decreased due to a sale of one property in both 2023 and 2022, as well as the vacancy of one property in 2022.  This decrease was partially offset by the rent increase on two properties in 2023 and the purchase of an additional property in 2022. Based on the scheduled rent for the properties owned as of July 31, 2023, the Company expects to recognize rental income of approximately $1,607,000 in 2023.

For the six months ended June 30, 2023 and 2022, the Company incurred LLC administration expenses from affiliated parties of $153,133 and $138,669, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $151,468 and $111,112, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale with a real estate broker in the Terre Haute area. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In June 2022, the Company entered into an agreement to sell its 72% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Company receiving net proceeds of $1,959,687, which resulted in a net gain of $528,892.  At the time of sale, the cost and related accumulated depreciation was $2,315,045 and $884,250, respectively.

In June 2023, the Company entered into an agreement with the tenant of the Coliseum Health store in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to Tenant’s real estate broker in the amount of 2% of the Fixed Rent owing during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968.

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of approximately $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of June 30, 2023 with a carrying value of $1,401,977.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

On August 3, 2023 the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,191,265 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $151,036 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

For the six months ended June 30, 2023 and 2022, the Company recognized interest income of $32,440 and $403, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2023, the Company's cash balances increased $992,380 as a result of cash received from the sale of real estate and an increase in interest income, which was partially offset by distributions paid to Members. During the six months ended June 30, 2022, the Company's cash balances increased $2,040,956 as a result of cash generated from the proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $653,632 in 2022 to $603,128 in 2023 as a result of an increase in LLC administration and property management expenses in 2023, net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in total rental income in 2023, which was partially offset by an increase in total interest income in 2023.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2023 and June 30, 2022, the Company generated cash flow from the sale of real estate of $1,418,133 and $1,959,687, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2023 and 2022, the Company declared distributions of $569,275 and $572,363, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $552,196 and $555,191 and the Managing Members were allocated distributions of $17,079 and $17,172 for the periods ended June 30, 2023 and 2022, respectively.

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

On April 1, 2023, the company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in 2023. On April 1, 2022, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/23 to 4/30/23	769.76	$575.35	4,242.81 (1)	(2)

5/1/23 to 5/31/23	--	--	--	--

6/1/23 to 6/30/23	--	--	--	--

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

Dated: August 11, 2023	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)