Form 10-Q
period 2023-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2023-11-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2023

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

As of October 31, 2023, there were 37,158.30 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Statements for the Periods ended September 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$1,574,659	$1,762,822
Rent Receivable	0	3,673
Total Current Assets	1,574,659	1,766,495

Real Estate Investments:
Land	5,840,402	5,930,096
Buildings	15,373,384	16,356,241
Acquired Intangible Lease Assets	2,444,785	2,302,845
Real Estate Held for Investment, at Cost	23,658,571	24,589,182
Accumulated Depreciation and Amortization	(8,485,984)	(8,528,460)
Real Estate Held for Investment, Net	15,172,587	16,060,722
Real Estate Held for Sale	1,401,977	1,373,947
Total Real Estate Investments	16,574,564	17,434,669
Total Assets	$18,149,223	$19,201,164
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$189,138	$159,281
Distributions Payable	283,093	286,181
Unearned Rent	20,747	39,543
Total Current Liabilities	492,978	485,005

Members’ Equity:
Managing Members	175	4,747
Limited Members – 50,000 Units authorized; 38,191.96 and 38,961.72 Units issued and outstanding as of 9/30/2023 and 12/31/2022, respectively	17,656,070	18,711,412
Total Members’ Equity	17,656,245	18,716,159
Total Liabilities and Members’ Equity	$18,149,223	$19,201,164

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Rental Income	$414,629	$380,716	$1,213,429	$1,232,750

Expenses:
LLC Administration – Affiliates	75,913	64,995	229,046	203,664
LLC Administration and Property Management – Unrelated Parties	32,564	43,241	184,032	154,353
Depreciation and Amortization	176,168	205,024	552,992	644,696
Real Estate Impairment	0	0	90,000	0
Total Expenses	284,645	313,260	1,056,070	1,002,713

Operating Income	129,984	67,456	157,359	230,037

Other Income:
Gain on Sale of Real Estate	0	0	44,186	528,892
Interest Income	14,988	4,994	47,428	5,397
Total Other Income	14,988	4,994	91,614	534,289

Net Income	$144,972	$72,450	$248,973	$764,326

Net Income Allocated:
Managing Members	$8,451	$8,522	$34,696	$60,525
Limited Members	136,521	63,928	214,277	703,801
Total	$144,972	$72,450	$248,973	$764,326

Net Income per LLC Unit	$3.57	$1.64	$5.57	$18.06

Weighted Average Units Outstanding – Basic and Diluted	38,192	38,962	38,449	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$248,973	$764,326

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	613,595	712,703
Real Estate Impairment	90,000	0
Gain on Sale of Real Estate	(44,186)	(528,892)
(Increase) Decrease in Rent Receivable	3,673	11,227
Increase (Decrease) in Payable to AEI Fund Management, Inc.	29,857	13,338
Increase (Decrease) in Unearned Rent	(18,796)	(17,092)
Total Adjustments	674,143	191,284
Net Cash Provided By (Used For) Operating Activities	923,116	955,610

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,418,133	1,959,687
Investments in Real Estate	(1,217,438)	0
Net Cash Provided By (Used For) Investing Activities	200,695	1,959,687

Cash Flows from Financing Activities:
Distributions Paid to Members	(855,455)	(858,545)
Repurchase of LLC Units	(456,519)	0
Net Cash Provided By (Used For)	(1,311,974)	(858,545)
Financing Activities

Net Increase (Decrease) in Cash	(188,163)	2,056,752

Cash, beginning of period	1,762,822	656,658

Cash, end of period	$1,574,659	$2,713,410

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(8,586)	(277,595)	(286,181)

Net Income	2,552	82,528	85,080

Balance, March 31, 2022	(36,000)	18,829,673	18,793,673	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	49,451	557,345	606,796

Balance, June 30, 2022	4,865	19,109,422	19,114,287	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	8,522	63,928	72,450

Balance, September 30, 2022	$4,801	$18,895,754	$18,900,555	38,961.72

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	425	18,545,263	18,545,688	38,961.72

Distributions Declared	(8,493)	(274,600)	(283,093)

Repurchase of LLC Units Repurchase of Partnership Units	(13,696)	(442,823)	(456,519)	(769.76)

Net Income (Loss)	21,981	(33,691)	(11,710)

Balance, June 30, 2023	217	17,794,149	17,794,366	38,191.96

Distributions Declared	(8,493)	(274,600)	(283,093)

Net Income	8,451	136,521	144,972

Balance, September 30, 2023	$175	$17,656,070	$17,656,245	38,191.96

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The property is listed with Ten-X for auction on November 13, 2023. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

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

In June 2023, the Company entered into an agreement with the tenant of the Coliseum Health store in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet with a carrying value of $1,401,977.

On August 3, 2023 the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,193,470 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $141,940 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2023 and 2022, the Company declared distributions of $852,368 and $858,545, respectively. The Limited Members were allocated distributions of $826,796 and $832,787 and the Managing Members were allocated distributions of $25,572 and $25,758 for the periods ended September 30, 2023 and 2022, respectively. The Limited Members' distributions represented $21.50 and $21.37 per LLC Unit outstanding using 38,449 and 38,962 weighted average Units in 2023 and 2022, respectively. The distributions represented $10.13 and $18.06 per Unit of Net Income and $11.37 and $3.31 per Unit of return of contributed capital in 2023 and 2022, respectively.

For the nine months ended September 30, 2023, the Company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in 2023. For the nine months ended September 30, 2022, the Company did not repurchase any Units from the Limited Members.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements –

At September 30, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. During 2023, the Company impaired the Premier Diagnostic Imaging Center in Terre Haute, Indiana to its fair value of approximately $1,401,000. Fair value was determined using feedback provided by a local broker less costs to sell based on the held for sale classification (level 3 in the fair value hierarchy). An impairment of $90,000 was recognized during the second quarter of 2023.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

For the nine months ended September 30, 2023 and 2022, the Company recognized rental income of $1,213,429 and $1,232,750, respectively. Rental income decreased due to the sale of one property in both 2023 and 2022, as well as the vacancy of one property beginning in 2022 and continuing into 2023. This decrease was partially offset by the rent increase on three properties in 2023 and the purchase of an additional property in 2023 and 2022. Based on the scheduled rent for the properties owned as of October 31, 2023, the Company expects to recognize rental income of approximately $1,637,000 in 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2023 and 2022, the Company incurred LLC administration expenses from affiliated parties of $229,046 and $203,664, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $184,032 and $154,353, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance, and other property costs. These expenses were higher in 2023, when compared to 2022, mainly due to expenses related to the vacant Terre Haute, Indiana store and repairs at the Gonzales, Louisiana store.

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

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The property is listed with Ten-X for auction on November 13, 2023. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

On November 1, 2022, the Company purchased an additional 50% joint-venture interest in the Coliseum Health property in Macon, Georgia for $1,052,919 from AEI Income & Growth Fund 24 LLC, an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 24 LLC was in the process of liquidating its property portfolio. The Company now owns 100% interest in the property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $84,474.

In June 2023, the Company entered into an agreement with the tenant of the Coliseum Health store in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968.

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of  $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet with a carrying value of $1,401,977.

On August 3, 2023 the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,193,470 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $141,940 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

For the nine months ended September 30, 2023 and 2022, the Company recognized interest income of $47,428 and $5,397, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2023, the Company's cash balances decreased $188,163 as a result of cash used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by proceeds received from the sale of real estate. During the nine months ended September 30, 2022, the Company's cash balances increased $2,056,752 as a result of cash generated from operating activities due to proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $955,610 in 2022 to $923,116 in 2023 as a result of a decrease in total rental income in 2023 and an increase in the LLC administration and property management expenses, which was partially offset by an increase in total interest income in 2023 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2023, the Company generated cash flow from the sale of real estate of $1,418,133. During the same period, the Company expended $1,217,438 to invest in real properties. During the nine months ended September 30, 2022, the Company generated cash flow from the sale of real estate of $1,959,687 and completed no property acquisitions.

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

For the nine months ended September 30, 2023 and 2022, the Company declared distributions of $852,368 and $858,545, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $826,796 and $832,787 and the Managing Members were allocated distributions of $25,572 and $25,758 for the periods ended September 30, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of that year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

For the nine months ended September 30, 2023, the Company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in 2023. For the nine months ended September 30, 2022, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2023	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)