Form 10-K
period 2023-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2024-03-25
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2023

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
☐ Yes    ☒ No

As of June 30, 2023, there were 38,191.953 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $38,191,953.

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

Property Activity During the Last Three Years

As of December 31, 2020, the Company owned interests in eleven properties with a total cost of $28,585,859. The Company did not have any property purchases or sales during the year ended December 31, 2021. During the years ended December 31, 2022 and 2023, the Company expended $1,052,919 and $1,217,438, respectively, to purchase two additional property interests as it reinvested cash generated from property sales. During the years ended December 31, 2022 and 2023, the Company sold two property interests and received net sale proceeds of $1,959,687, and $1,418,133, which resulted in net gains of $528,892 and $44,186, respectively. During the year ended December 31, 2023, the Company recorded impairment of $1,086,000 on one property interest. As of December 31, 2023, the Company owned interests in ten properties with a total cost of $24,615,874.

Major Tenants

During 2023, four tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 86% of total rental income in 2023. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2024. Any failure of a major tenant could materially affect the Company's net income and cash distributions.

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

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. The Management Company has implemented a Employee Well Being Preparedness Plan which includes safety protocols to assist in mitigating the risk of exposure to its employees and visitors to contagions. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions have required modification, including most of its employees having the capability to work remotely. The Management Company’s experienced teams of people have adapted to the changes in the work environment.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 1C. CYBERSECURITY.

In the past two years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the Entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

The Management Company’s third-party advisor has performed cybersecurity risk assessments of its information technology security processes and implemented technologies to lessen risk. Using third party services, the Management Company monitors, scans, assesses, audits, and remediates identified vulnerabilities across its networks, as appropriate. Furthermore, recognizing that the Management Company’s employees are an essential line of defense in cybersecurity, it requires employees to participate in training and testing programs through which it provides education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. The Management Company’s policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery.

The Management Company’s cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of its ongoing cybersecurity vulnerability management, and it endeavors to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to its networks and applications, along with detection of potential unusual activity within its networks or applications. Any potential cybersecurity incident is immediately reported to the President and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.

The Audit Committee of the Board of Directors oversees the Management Company’s cybersecurity posture and the steps taken by management to monitor, identify, and mitigate cybersecurity risks. The Information Technology team briefs the Audit Committee on the effectiveness of the Entity’s cyber risk management program, typically on an annual basis.
There have been no cybersecurity incidents which have materially affected the Management Company to date, including its business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect the Management Company, including its execution of business strategy, reputation, results of operations and/or financial condition.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2023.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	1/14/05	$2,199,067	Sterling Jewelers Inc.	$158,340	$45.82

Jared Jewelry Store Concord, NH	12/1/05	$4,157,634	Sterling Jewelers Inc.	$381,325	$64.98

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345	Sterling Jewelers Inc.	$235,989	$39.00

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976	Advance Stores Company, Inc.	$44,079	$17.99

ITEM 2. PROPERTIES. (Continued)

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Piedmont Health Clinic (Fka Coliseum Health) Macon, GA	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$168,948	$25.99

PetSmart Store Gonzales, LA	6/12/13	$3,109,055	(1)	PetSmart, LLC	$258,336	$21.31

Premier Diagnostic Imaging
Terre Haute, IN	8/12/14	$2,334,000	(1)	None (2)

Tractor Supply Company Store Canton, MS	11/30/18	$3,429,590		Tractor Supply Company	$242,000	$12.67

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$204,882	$40.65

University of Iowa- Riverside Riverside, IA (30%)	8/3/23	$1,191,542		Iowa Health	$75,046	$33.05

(1)  Does not include acquisition costs that were expensed.
(2)  This property is vacant and was sold on January 2, 2024.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Talecris Plasma Facility in Dallas, Texas (AEI Income & Growth Fund XXII Limited Partnership); and University of Iowa Health Facility in Riverside, Iowa (AEI Healthcare Fund LLC).

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

ITEM 2. PROPERTIES. (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 7.8 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The leases for the Jared Jewelry store in Auburn Hills, Michigan, Jared Jewelry store in Aurora, Illinois, Advance Auto Parts store in Indianapolis, Indiana, Piedmont Health facility in Macon, Georgia, and PetSmart Store in Gonzales, Louisiana were extended to end on December 31, 2024, April 30, 2025, April 30, 2025, June 30, 2031 and January 31, 2028, respectively.

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

At December 31, 2023, all properties listed above were 100% occupied. The only exception is the property in Terre Haute, Indiana that is vacant and was sold on January 2, 2024.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2023, there were 1,103 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $34,107 and $34,342 were declared to the Managing Members and $1,102,799 and $1,110,383 were declared to the Limited Members for 2023 and 2022, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On October 1, 2023, the Company repurchased 1,034 units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/23 to 10/31/23	1,033.65	$554.97	5,276.47 (1)	(2)

11/1/23 to 11/30/23	--	--	--	--

12/1/23 to 12/31/23	--	--	--	--

(1)
The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)
The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Continued)

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

At December 31, 2023, the estimated value of the Company’s Units was $685 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2023. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2023 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Continued)

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Properties	$25,454,000	$26,352,000
Cash	1,575,000	2,713,000
Current liabilities	(1,301,000)	(413,000)
Value attributable to the interest of the Managing Members	(257,000)	(286,000)
Value attributable to the interest of the Limited Members	$25,471,000	$28,366,000
LLC Units outstanding	37,158	38,962

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

Results of Operations

For the years ended December 31, 2023 and 2022, the Company recognized rental income of $1,635,853 and $1,628,511, respectively. In 2023, rental income increased due to the acquisition of one property and rent increases for three properties. This increase was partially offset by the sale of one property. Based on the scheduled rent for the properties owned as of February 28, 2024, the Company expects to recognize rental income of approximately $1,728,000 in 2024.

For the years ended December 31, 2023 and 2022, the Company incurred LLC administration expenses from affiliated parties of $297,779 and $267,330, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $213,804 and $197,260, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2023, when compared to 2022, mainly due to expenses related to the vacant Terre Haute, Indiana store and repairs at the PetSmart store in Gonzales, Louisiana.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In September 2022, the Company entered into an agreement to sell its 60% interest in Biomat in Wichita, Kansas to an unrelated third party. The whole property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

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

On November 1, 2022, the Company purchased an additional 50% interest in the Piedmont Health (Fka Coliseum Health) property in Macon, Georgia for $1,052,919 from AEI Income & Growth Fund 24 LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 24 LLC was in the process of liquidating its property portfolio. The Company now owns 100% interest in the property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $84,474.

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health store (Fka Coliseum Health) in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The property was listed with Ten-X for auction on November 13, 2023. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of  $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of  $405,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale as of December 31, 2023 on the balance sheet with a carrying value of $405,977. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,432, which resulted in a net gain of $455. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023 respectively.

On August 3, 2023, the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,193,470 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $141,940 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

In November 2023, the Company entered into an agreement with the tenant of Jared Jewelry in Auburn Hills, Michigan to extend the lease term 5 years commencing on January 1, 2025 and expiring on December 31, 2029. As part of the agreement, the annual rent stays flat at $158,340.

For the years ended December 31, 2023 and 2022, the Company recognized interest income of $55,467 and $12,077, respectively. In 2023, interest income increased due to the Company having more money invested in a money market account and higher money market interest rates in 2023.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2023, the Company's cash balances decreased $601,389 as a result of cash being used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by the sale of one property. During the year ended December 31, 2022, the Company's cash balances increased $1,106,164 as a result of cash generated from operating activities due to proceeds received from the sale of real estate and cash generated from operating activities in excess of distributions paid to the Members, which was partially offset by cash used to purchase property.

Net cash provided by operating activities increased from $1,344,121 in 2022 to $1,372,422 in 2023 as a result of an increase in total rental income, an increase in interest income in 2023 and net timing differences in the collection of payments from the tenants and the payment of expenses in 2023, which were partially offset by an increase in LLC administration and property management expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2023, the Company generated cash flow from the sale of real estate of $1,418,133. During the same period, the Company expended $1,217,438 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the years ended December 31, 2023 and 2022, the Company declared distributions of $1,136,906 and $1,144,725, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $1,102,799 and $1,110,383 and the Managing Members received distributions of $34,107 and $34,342 for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

During 2023, the Company repurchased a total of 1,803.42 Units for $1,016,467 from 59 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $19,490 in 2023. During 2022, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	20 – 21

Balance Sheets as of December 31, 2023 and 2022	22

Statements for the Years Ended December 31, 2023 and 2022:

Operations	23

Cash Flows	24

Changes in Members’ Equity	25

Notes to Financial Statements	26 – 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2002.
Minneapolis, Minnesota
March 21, 2024

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2023	2022
Current Assets:
Cash	$1,161,433	$1,762,822
Rent Receivable	0	3,673
Total Current Assets	1,161,433	1,766,495

Real Estate Investments:
Land	5,868,790	5,930,096
Buildings	15,321,028	16,356,241
Acquired Intangible Lease Assets	2,178,056	2,302,845
Real Estate Held for Investment, at Cost	23,367,874	24,589,182
Accumulated Depreciation and Amortization	(8,394,725)	(8,528,460)
Real Estate Held for Investment, Net	14,973,149	16,060,722
Real Estate Held for Sale	405,977	1,373,947
Total Real Estate Investments	15,379,126	17,434,669
Total Assets	$16,540,559	$19,201,164

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$249,999	$159,281
Distributions Payable	284,538	286,181
Unearned Rent	57,573	39,543
Total Current Liabilities	592,110	485,005

Members’ Equity (Deficit):
Managing Members	(66,695)	4,747
Limited Members – 50,000 Units authorized; 37,158.30 and 38,961.72 Units issued and outstanding as of December 31, 2023 and 2022, respectively	16,015,144	18,711,412
Total Members’ Equity	15,948,449	18,716,159
Total Liabilities and Members’ Equity	$16,540,559	$19,201,164

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2023	2022

Rental Income	$1,635,853	$1,628,511

Expenses:
LLC Administration – Affiliates	297,779	267,330
LLC Administration and Property Management – Unrelated Parties	213,804	197,260
Depreciation and Amortization	732,770	838,780
Real Estate Impairment	1,086,000	0
Total Expenses	2,330,353	1,303,370

Operating Income (Loss)	(694,500)	325,141

Other Income:
Gain on Sale of Real Estate	44,186	528,892
Interest Income	55,467	12,077
Total Other Income	99,653	540,969

Net Income (Loss)	$(594,847)	$866,110

Net Income (Loss) Allocated:
Managing Members	$(17,845)	$69,055
Limited Members	(577,002)	797,055
Total	$(594,847)	$866,110

Net Income (Loss) per LLC Unit	$(15.13)	$20.46

Weighted Average Units Outstanding – Basic and Diluted	38,126	38,962

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2023	2022

Cash Flows from Operating Activities:
Net Income (Loss)	$(594,847)	$866,110

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	813,034	931,331
Gain on Sale of Real Estate	(44,186)	(528,892)
Real Estate Impairment	1,086,000	0
(Increase) Decrease in Rent Receivable	3,673	7,554
Increase (Decrease) in Payable to AEI Fund Management, Inc.	90,718	63,900
Increase (Decrease) in Unearned Rent	18,030	4,118
Total Adjustments	1,967,269	478,011
Net Cash Provided By (Used For) Operating Activities	1,372,422	1,344,121

Cash Flows from Investing Activities:
Investments in Real Estate	(1,217,438)	(1,052,919)
Proceeds from Sale of Real Estate	1,418,133	1,959,687
Net Cash Provided By (Used For) Investing Activities	200,695	906,768

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,138,549)	(1,144,725)
Repurchase of LLC Units	(1,035,957)	0
Net Cash Provided By (Used For) Financing Activities	(2,174,506)	(1,144,725)

Net Increase (Decrease) in Cash	(601,389)	1,106,164

Cash, beginning of year	1,762,822	656,658

Cash, end of year	$1,161,433	$1,762,822

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2021	$(29,966)	$19,024,740	$18,994,774	38,961.72

Distributions Declared	(34,342)	(1,110,383)	(1,144,725)

Net Income	69,055	797,055	866,110

Balance, December 31, 2022	4,747	18,711,412	18,716,159	38,961.72

Distributions Declared	(34,107)	(1,102,799)	(1,136,906)

Repurchase of Member Units	(19,490)	(1,016,467)	(1,035,957)	(1,803.42)

Net Loss	(17,845)	(577,002)	(594,847)

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(1)  Organization –

AEI Income & Growth Fund 25 LLC (the “Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo of Patricia Johnson and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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

Rent receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2020, and with few exceptions, is no longer subject to state tax examinations for tax years before 2020.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2023 and 2022.

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

At December 31, 2022 the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2023.

The Premier Diagnostic Imaging Center in Terre Haute, Indiana with a carrying amount of $1,491,977 at June 30, 2023, was written down to its estimated fair value of $1,405,355 after completing the long-lived asset valuation analysis. The resulting impairment charge of $90,000 was included in earnings for the second quarter of 2023, which reduced the carrying value to $1,401,977. At December 31, 2023, the carrying value was written down to its estimated fair value of $405,977 after completing the long-lived asset valuation analysis. The resulting impairment charge of $996,000 was included in earnings for the fourth quarter of 2023, which reduced the carrying value to $405,977. The fair value of the property was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy.

(2)  Summary of Significant Accounting Policies – (Continued)

Income (Loss) Per Unit

Income (Loss) per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2023 and 2022.

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

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership), Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund XXII Limited Partnership), and University of Iowa Health Facility in Riverside, Iowa (30% - AEI Healthcare Fund LLC).

                                       AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
	2023	2022

AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$297,779	$267,330

AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$213,804	$197,260

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$1,809	$2,919

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$3,106	$5,218

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
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

The Company’s properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The building in Wichita, Kansas was constructed in 1996, renovated in 2001 and acquired in 2005. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006. The Piedmont Health (Fka Coliseum Health) in Macon, Georgia was constructed and acquired in 2012 and 2022. The PetSmart store in Gonzales, Louisiana was constructed and acquired in 2013 and 2020. The Premier Diagnostic Imaging in Terre Haute, Indiana was constructed in 2005, renovated in 2012 and acquired in 2014. The Tractor Supply Company store in Canton, Mississippi was constructed in 2013 and acquired in 2018. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The University of Iowa Health Facility in Riverside, Iowa was constructed in 2010 and acquired in 2023.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2023 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$421,489	$1,777,578	$2,199,067	$1,348,001
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	2,239,429
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	1,463,322
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	259,248
Piedmont Health, Macon, GA	412,795	1,269,639	1,682,434	245,121
PetSmart, Gonzales, LA	419,587	2,149,142	2,568,729	735,811
Tractor Supply, Canton, MS	648,841	2,099,841	2,748,682	426,977
Talecris Plasma Facility, Dallas, TX	585,424	1,707,997	2,293,421	233,427
University of Iowa Health, Riverside, IA	238,694	812,836	1,051,530	13,547
	$5,868,790	$15,321,028	$21,189,818	$6,964,883

For the years ended December 31, 2023 and 2022, the Company recognized depreciation expense of $630,836 and $691,811, respectively.

On November 1, 2022, the Company purchased an additional 50% interest in the Piedmont Health (Fka Coliseum Health) property in Macon, Georgia for $1,052,919 from AEI Income & Growth Fund 24 LLC (“Fund 24”), an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 24 was in the process of liquidating its property portfolio. The Company now owns 100% of the Piedmont Health property. The Company allocated $22,002 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 50% interest that was purchased is $84,474.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

On August 3, 2023, the Company purchased a 30% interest in the University of Iowa Health in Riverside, Iowa for $1,193,470 from AEI Property Corporation (“APC”), an affiliate of the Company. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The Company allocated $141,940 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Board of Regents, State of Iowa under a lease agreement with a remaining primary term of approximately 10 years (as of date of purchase) and annual rent of $73,215 scheduled to increase annually at 2.5%.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2023		2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 39 and 27 months, respectively)	$1,237,805	$773,942	$1,362,594	$962,705

Above-Market Lease Intangibles (weighted average life of 33 and 43 months, respectively)	940,251	655,900	940,251	575,637
Acquired Intangible Lease Assets	$2,178,056	$1,429,842	$2,302,845	$1,538,342

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 0 months, respectively)	$0	$0	$104,746	$104,746

For the years ended December 31, 2023 and 2022, the value of in-place lease intangibles amortized to expense was $101,934 and $146,969, the decrease to rental income for above-market leases was $80,263 and $98,180, and the increase to rental income for below-market leases was $0 and $5,629, respectively.

For lease intangibles not held for sale at December 31, 2023, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2024	$89,829	$66,360	$0
2025	84,081	62,277	0
2026	84,081	62,277	0
2027	84,081	62,277	0
2028	54,704	31,160	0
	$396,776	$284,351	$0

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

In September 2022, the Company entered into an agreement to sell its 60% interest in Biomat in Wichita, Kansas to an unrelated third party. The whole property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

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

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health store (Fka Coliseum Health) in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired intangible assets on the balance sheet and will be amortized over the lease term.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

The Company owns a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana.  On May 31, 2022, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Company is responsible for its 100% share of real estate taxes and other costs associated with maintaining the property. The property was listed with Ten-X for auction on November 13, 2023. The annual rent from this property represented approximately 12% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to reduce its regular quarterly cash distribution.

In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of  $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of  $405,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,432, which resulted in a net gain of $455. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

In November 2023, the Company entered into an agreement with the tenant of Jared Jewelry in Auburn Hills, Michigan to extend the lease term 5 years commencing on January 1, 2025 and expiring on December 31, 2029. As part of the agreement, the annual rent stays flat at $158,340.

For properties owned as of December 31, 2023, the minimum future rent payments required by the leases are as follows:

2024	$1,728,282
2025	1,597,877
2026	1,159,710
2027	1,136,670
2028	691,683
Thereafter	2,805,371
$9,119,593

There were no contingent rents recognized in 2023 and 2022.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2023	2022

Sterling Jewelers Inc.	Retail	$775,654	$775,654
PetSmart LLC	Retail	255,699	226,639
Talecris Plasma Resources, Inc.	Medical	180,059	174,208
Tractor Supply Company	Retail	191,401	178,568
Aggregate rental income of major tenants		$1,402,813	$1,355,069
Aggregate rental income of major tenants as a percentage of total rental income		86%	83%

(6)  Members’ Equity –

For the years ended December 31, 2023 and 2022, the Company declared distributions of $1,136,906 and $1,144,725, respectively. The Limited Members received distributions of $1,102,799 and $1,110,383 and the Managing Members received distributions of $34,107 and $34,342 for the years ended December 31, 2023 and 2022, respectively. The Limited Members' distributions represented $28.93 and $28.50 per LLC Unit outstanding using 38,126 Units in 2023 and 38,962 Units in 2022, respectively. The distributions represented $0 and $20.46 per Unit of Net Income and $28.93 and $8.04 per Unit of return of contributed capital in 2023 and 2022, respectively.

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

During 2023, the Company repurchased a total of 1,803.42 Units for $1,016,467 from 59 Limited Members in accordance with the Operating Agreement. During 2022, the Company did not repurchase any Units from the Limited Members. The Company acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $19,490 in 2023.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(7)  Income Taxes –

The following is a reconciliation of net income (loss) for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2023	2022

Net Income (Loss) for Financial Reporting Purposes	$(594,847)	$866,110

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	234,477	344,634

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	28,575	4,118

Gain (Loss) on Sale of Real Estate for Tax Purposes Compared to Loss for Financial Reporting Purposes	117,152	(371,331)
Taxable Income (Loss) to Members	$(214,643)	$843,531

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2023	2022

Members’ Equity for Financial Reporting Purposes	$15,948,449	$18,716,159

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	4,865,988	4,514,359

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	82,052	39,543

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$26,912,159	$29,285,731

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business. The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

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

Marni J. Nygard, Esq., age 49, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 60, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 49, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2023. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2023 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2024:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2023 and 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2023, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2023.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2023

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,086,225

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,282,263

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$569,105

Managing Members	3% of Net Cash Flow in any fiscal year.	$1,123,094

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$38,438

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2023 and 2022:

Fee Category	2023	2022

Audit Fees	$26,615	$25,950
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$26,615	$25,950

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 21, 2024	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 21, 2024
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 21, 2024
Keith E. Petersen	(Principal Accounting Officer)