Form 10-Q
period 2024-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2024-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2024

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

As of May 15, 2024 there were 36,986.36 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2024 and December 31, 2023	3

	Statements for the Periods ended March 31, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$1,537,744	$1,161,433

Real Estate Investments:
Land	5,868,790	5,868,790
Buildings	15,321,028	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	23,367,874	23,367,874
Accumulated Depreciation and Amortization	(8,594,355)	(8,394,725)
Real Estate Held for Investment, Net	14,773,519	14,973,149
Real Estate Held for Sale	0	405,977
Total Real Estate Investments	14,773,519	15,379,126
Total Assets	$16,311,263	$16,540,559

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$179,481	$249,999
Distributions Payable	278,969	284,538
Unearned Rent	23,327	57,573
Total Current Liabilities	481,777	592,110

Members’ Equity:
Managing Members	(70,264)	(66,695)
Limited Members – 50,000 Units authorized; 37,158.30 Units issued and outstanding as of 3/31/2024 and 12/31/2023	15,899,750	16,015,144
Total Members’ Equity	15,829,486	15,948,449
Total Liabilities and Members’ Equity	$16,311,263	$16,540,559

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2024	2023

Rental Income	$422,584	$400,144

Expenses:
LLC Administration – Affiliates	69,800	80,589
LLC Administration and Property Management – Unrelated Parties	24,926	71,368
Depreciation and Amortization	179,978	190,343
Total Expenses	274,704	342,300

Operating Income	147,880	57,844

Other Income:
Gain on Sale of Real Estate	711	44,186
Interest Income	11,415	13,681
Total Other Income	12,126	57,867

Net Income	$160,006	$115,711

Net Income Allocated:
Managing Members	$4,800	$4,264
Limited Members	155,206	111,447
Total	$160,006	$115,711

Net Income per LLC Unit	$4.18	$2.86

Weighted Average Units Outstanding – Basic and Diluted	37,158	38,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2024	2023
Cash Flows from Operating Activities:
Net Income	$160,006	$115,711

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	199,630	211,626
Gain on Sale of Real Estate	(711)	(44,186)
(Increase) Decrease in Rent Receivable	0	1,751
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(70,518)	62,515
Increase (Decrease) in Unearned Rent	(34,246)	13,119
Total Adjustments	94,155	244,825
Net Cash Provided By (Used For) Operating Activities	254,161	360,536

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	406,688	1,418,133

Cash Flows from Financing Activities:
Distributions Paid to Members	(284,538)	(286,181)

Net Increase in Cash	376,311	1,492,488

Cash, beginning of period	1,161,433	1,762,822

Cash, end of period	$1,537,744	$3,255,310

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	$425	$18,545,263	$18,545,688	38,961.72

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2024
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

(3)  Recently Adopted Accounting Pronouncements –

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat property in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. This property was classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2024 and 2023, the Company declared distributions of $278,969 and $286,182, respectively. The Limited Members were allocated distributions of $270,600 and $277,596 and the Managing Members were allocated distributions of $8,369 and $8,586 for the periods ended March 31, 2024 and 2023, respectively. The Limited Members’ distributions represented $7.28 and $7.12 per LLC Unit outstanding using 37,158 and 38,962 weighted average Units for the three months ended March 31, 2024 and 2023, respectively. The distributions represented $4.18 and $2.86 per Unit of Net Income and $3.10 and $4.26 per Unit of return of contributed capital in 2024 and 2023, respectively.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENT

(7)  Fair Value Measurements –

At March 31, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

At December 31, 2023, the Company had one property measured on a nonrecurring basis that was recorded at fair value during 2023. The fair value of the Premier Diagnostic Imaging Center in Terre Haute, Indiana was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy. A Level 2 input includes quoted market prices for similar assets, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with US GAAP. Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods. It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, would be affected if management’s estimates or assumptions prove inaccurate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the Managing Member of the Company.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

For the three months ended March 31, 2024 and 2023, the Company recognized rental income of $422,584 and $400,144, respectively. Rental income increased due to multiple rent increases of various properties, as well as the purchase of an additional property in August 2023. This increase was partially offset by the sale of one property in February 2023 and one property in January 2024. Based on the scheduled rent for the properties owned as of April 30, 2024, the Company expects to recognize rental income of approximately $1,662,000 in 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2024 and 2023, the Company incurred LLC administration expenses from affiliated parties of $69,800 and $80,589, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $24,926 and $71,368, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In September 2022, the Company entered into an agreement to sell its 60% interest in the Biomat property in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $1,418,133, which resulted in a net gain of $44,186. At the time of sale, the cost and related accumulated depreciation was $2,839,297 and $1,465,350, respectively.

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

For the three months ended March 31, 2024 and 2023, the Company recognized interest income of $11,415 and $13,681, respectively.

Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties’ tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2024, the Company’s cash balances increased $376,311 as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Members in excess of cash generated from operating activities. During the three months ended March 31, 2023, the Company’s cash balances increased $1,492,488 as a result of cash received from the sale of real estate and an increase in interest income, which was partially offset by distributions paid to Members.

Net cash provided by operating activities decreased from $360,536 in 2023 to $254,161 in 2024 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in interest income in 2024. This was partially offset by an increase in rental income and a decrease in LLC administration and property management expenses in 2024.

The major components of the Company’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2024, the Company generated cash flow from the sale of real estate of $406,688. During the three months ended March 31, 2023, the Company generated cash flow from the sale of real estate of $1,418,133.

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

For the three months ended March 31, 2024 and 2023, the Company declared distributions of $278,969 and $286,182, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $270,600 and $277,596 for the periods ended March 31, 2024 and 2023 respectively. The Managing Members were allocated declared distributions of $8,369 and $8,586 for the periods ended March 31, 2024 and 2023, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any Units from the Limited Members.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15© under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which the Company’s property is subject.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

a) None.

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

Dated: May 14, 2024	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)