Form 10-Q
period 2024-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2024-08-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2024

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

As of July 31, 2024 there were 36,986.36 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2024 and December 31, 2023	3

	Statements for the Periods ended June 30, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$1,472,884	$1,161,433

Real Estate Investments:
Land	5,868,790	5,868,790
Buildings	15,321,028	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	23,367,874	23,367,874
Accumulated Depreciation and Amortization	(8,784,154)	(8,394,725)
Real Estate Held for Investment, Net	14,583,720	14,973,149
Real Estate Held for Sale	0	405,977
Total Real Estate Investments	14,583,720	15,379,126
Total Assets	$16,056,604	$16,540,559

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$178,638	$249,999
Distributions Payable	278,351	284,538
Unearned Rent	27,001	57,573
Total Current Liabilities	483,990	592,110

Members’ Equity:
Managing Members	(754)	(66,695)
Limited Members – 50,000 Units authorized; 36,986.36 and 37,158.30 Units issued and outstanding as of 6/30/2024 and 12/31/2023	15,573,368	16,015,144
Total Members’ Equity	15,572,614	15,948,449
Total Liabilities and Members’ Equity	$16,056,604	$16,540,559

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Rental Income	$384,430	$398,656	$807,014	$798,800

Expenses:
LLC Administration – Affiliates	59,965	72,544	129,765	153,133
LLC Administration and Property Management – Unrelated Parties	45,928	80,100	70,854	151,468
Depreciation and Amortization	174,231	186,481	354,209	376,824
Real Estate Impairment	0	90,000	0	90,000
Total Expenses	280,124	429,125	554,828	771,425

Operating Income (Loss)	104,306	(30,469)	252,186	27,375

Other Income:
Gain on Sale of Real Estate	0	0	711	44,186
Interest Income	11,082	18,759	22,497	32,440
Total Other Income	11,082	18,759	23,208	76,626

Net Income (Loss)	$115,388	$(11,710)	$275,394	$104,001

Net Income (Loss) Allocated:
Managing Members	$78,800	$21,981	$83,600	$26,245
Limited Members	36,588	(33,691)	191,794	77,756
Total	$115,388	$(11,710)	$275,394	$104,001

Net Income (Loss) per LLC Unit	$0.99	$(0.88)	$5.17	$2.02

Weighted Average Units Outstanding – Basic and Diluted	36,986	38,192	37,072	38,577

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2024	2023
Cash Flows from Operating Activities:
Net Income	$275,394	$104,001

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	389,429	417,769
Real Estate Impairment	0	90,000
Gain on Sale of Real Estate	(711)	(44,186)
(Increase) Decrease in Rent Receivable	0	3,673
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(71,361)	30,999
Increase (Decrease) in Unearned Rent	(30,572)	873
Total Adjustments	286,785	499,128
Net Cash Provided By Operating Activities	562,179	603,129

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	406,688	1,418,133

Cash Flows from Financing Activities:
Distributions Paid to Members	(563,507)	(572,363)
Repurchase of Member Units	(93,909)	(456,519)
Net Cash Used For Financing Activities	(657,416)	(1,028,882)

Net Increase in Cash	311,451	992,380

Cash, beginning of period	1,161,433	1,762,822

Cash, end of period	$1,472,884	$2,755,202

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	$425	$18,545,263	$18,545,688	38,961.72

Distributions Declared	(8,493)	(274,600)	(283,093)

Repurchase of Member Units	(13,696)	(442,823)	(456,519)	(769.76)

Net Income (Loss)	21,981	(33,691)	(11,710)

Balance, June 30, 2023	$217	$17,794,149	$17,794,366	38,191.96

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

Distributions Declared	(8,351)	(270,000)	(278,351)

Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)

Net Income	78,800	36,588	115,388

Balance, June 30, 2024	$(754)	$15,573,368	$15,572,614	36,986.36

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2024
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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments (Continued) –

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health (Fka Coliseum Health) property in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

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

(6)  Members’ Equity –

For the six months ended June 30, 2024 and 2023, the Company declared distributions of $557,320 and $569,275, respectively. The Limited Members were allocated distributions of $540,600 and $552,196 and the Managing Members were allocated distributions of $16,720 and $17,079 for the periods ended June 30, 2024 and 2023, respectively. The Limited Members’ declared distributions represented $14.58 and $14.31 per LLC Unit outstanding using 37,072 and 38,577 weighted average Units in 2024 and 2023, respectively. The declared distributions represented $5.17 and $2.02 per Unit of Net Income and $9.41 and $12.29 per Unit of return of contributed capital in 2024 and 2023, respectively.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity (Continued) –

On April 1, 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $939 in the second quarter of 2024. On April 1, 2023, the Company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increased the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in the second quarter of 2023.

(7)  Fair Value Measurements –

At June 30, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2024 and 2023, the Company recognized rental income of $807,014 and $798,800, respectively. Rental income increased due to multiple rent increases of various properties, as well as the purchase of an additional property in August 2023. This increase was partially offset by the abatement of rent for one property in the second quarter of 2024 and the sale of one property in February 2023 and one property in January 2024. Based on the scheduled rent for the properties owned as of July 31, 2024, the Company expects to recognize rental income of approximately $1,662,000 in 2024.

For the six months ended June 30, 2024 and 2023, the Company incurred LLC administration expenses from affiliated parties of $129,765 and $153,133, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $70,854 and $151,468, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health (Fka Coliseum Health) property in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent will be abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agrees to pay a commission to Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired lease assets on the balance sheet and will be amortized over the lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

For the six months ended June 30, 2024 and 2023, the Company recognized interest income of $22,497 and $32,440, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2024, the Company's cash balances increased $311,451 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members. During the six months ended June 30, 2023, the Company's cash balances increased $992,380 as a result of cash received from the sale of real estate and an increase in interest income, which was partially offset by distributions paid to Members.

Net cash provided by operating activities decreased from $603,129 in the six months ended June 30, 2023 to $562,179 in the six months ended June 30, 2024 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses. This was partially offset by an increase in rental income and a decrease in LLC administration and property management expenses in 2024.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2024 and June 30, 2023, the Company generated cash flow from the sale of real estate of $408,688 and $1,418,133, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

For the six months ended June 30, 2024 and 2023, the Company declared distributions of $557,320 and $569,275, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $540,600 and $552,196 and the Managing Members were allocated declared distributions of $16,720 and $17,079 for the periods ended June 30, 2024 and 2023, respectively.

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

On April 1, 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $939 in 2024. On April 1, 2023, the Company repurchased a total of 769.76 Units for $442,823 from 30 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $13,696 in 2023.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On April 1, 2024, the Company repurchased 172 units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/24 to 4/30/24	171.94	$540.71	5,448.41 (1)	(2)

5/1/24 to 5/31/24	--	--	--	--

6/1/24 to 6/30/24	--	--	--	--

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

Dated: August 12, 2024	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)