Form 10-Q
period 2024-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2024-11-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2024

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

As of October 31, 2024 there were 36,986.36 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Statements for the Periods ended September 30, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15-16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$1,578,156	$1,161,433

Real Estate Investments:
Land	5,868,790	5,868,790
Buildings	15,321,028	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	23,367,874	23,367,874
Accumulated Depreciation and Amortization	(8,973,955)	(8,394,725)
Real Estate Held for Investment, Net	14,393,919	14,973,149
Real Estate Held for Sale	0	405,977
Total Real Estate Investments	14,393,919	15,379,126
Total Assets	$15,972,075	$16,540,559

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$174,321	$249,999
Distributions Payable	278,351	284,538
Unearned Rent	23,839	57,573
Total Current Liabilities	476,511	592,110

Members’ Equity:
Managing Members	(778)	(66,695)
Limited Members – 50,000 Units authorized; 36,986.36 and 37,158.30 Units issued and outstanding as of 9/30/2024 and 12/31/2023	15,496,342	16,015,144
Total Members’ Equity	15,495,564	15,948,449
Total Liabilities and Members’ Equity	$15,972,075	$16,540,559

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Rental Income	$426,786	$414,629	$1,233,800	$1,213,429

Expenses:
LLC Administration – Affiliates	50,264	75,913	180,029	229,046
LLC Administration and Property Management – Unrelated Parties	12,580	32,564	83,434	184,032
Depreciation and Amortization	174,231	176,168	528,440	552,992
Real Estate Impairment	0	0	0	90,000
Total Expenses	237,075	284,645	791,903	1,056,070

Operating Income	189,711	129,984	441,897	157,359

Other Income:
Gain on Sale of Real Estate	0	0	711	44,186
Interest Income	11,590	14,988	34,087	47,428
Total Other Income	11,590	14,988	34,798	91,614

Net Income	$201,301	$144,972	$476,695	$248,973

Net Income Allocated:
Managing Members	$8,327	$8,451	$91,927	$34,696
Limited Members	192,974	136,521	384,768	214,277
Total	$201,301	$144,972	$476,695	$248,973

Net Income per LLC Unit	$5.22	$3.57	$10.39	$5.57

Weighted Average Units Outstanding – Basic and Diluted	36,986	38,192	37,043	38,449

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2024	2023
Cash Flows from Operating Activities:
Net Income	$476,695	$248,973

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	579,230	613,595
Real Estate Impairment	0	90,000
Gain on Sale of Real Estate	(711)	(44,186)
(Increase) Decrease in Rent Receivable	0	3,673
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(75,678)	29,857
Increase (Decrease) in Unearned Rent	(33,734)	(18,796)
Total Adjustments	469,107	674,143
Net Cash Provided By Operating Activities	945,802	923,116

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	406,688	1,418,133
Investments in Real Estate	0	(1,217,438)
Net Cash Provided By Investing Activities	406,688	200,695

Cash Flows from Financing Activities:
Distributions Paid to Members	(841,858)	(855,455)
Repurchase of Member Units	(93,909)	(456,519)
Net Cash Used For Financing Activities	(935,767)	(1,311,974)

Net Increase (Decrease) in Cash	416,723	(188,163)

Cash, beginning of period	1,161,433	1,762,822

Cash, end of period	$1,578,156	$1,574,659

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(8,586)	(277,596)	(286,182)

Net Income	4,264	111,447	115,711

Balance, March 31, 2023	$425	$18,545,263	$18,545,688	38,961.72

Distributions Declared	(8,493)	(274,600)	(283,093)
Repurchase of Member Units	(13,696)	(442,823)	(456,519)	(769.76)
Net Income (Loss)	21,981	(33,691)	(11,710)

Balance, June 30, 2023	$217	$17,794,149	$17,794,366	38,191.96

Distributions Declared	(8,493)	(274,600)	(283,093)

Net Income	8,451	136,521	144,972

Balance, September 30, 2023	$175	$17,656,070	$17,656,245	38,191.96

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

Distributions Declared	(8,351)	(270,000)	(278,351)
Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)
Net Income	78,800	36,588	115,388

Balance, June 30, 2024	$(754)	$15,573,368	$15,572,614	36,986.36

Distributions Declared	(8,351)	(270,000)	(278,351)

Net Income	8,327	192,974	201,301
Balance, September 30, 2024	$(778)	$15,496,342	$15,495,564	36,986.36
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. Consequently, this property was classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the nine months ended September 30, 2024, and 2023, the Company declared distributions of $835,671 and $852,368, respectively. The Limited Members were allocated declared distributions of $810,600 and $826,796 and the Managing Members were allocated declared distributions of $25,071 and $25,572 for the periods ended September 30, 2024, and 2023, respectively. The Limited Members’ declared distributions represented $21.88 and $21.50 per LLC Unit outstanding using 37,043 and 38,449 weighted average Units in 2024 and 2023, respectively. The declared distributions represented $10.39 and $10.13 per Unit of Net Income and $11.49 and $11.37 per Unit of return of contributed capital in 2024 and 2023, respectively.

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

(7)  Fair Value Measurements –

At September 30, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2024 and 2023, the Company recognized rental income of $1,233,800 and $1,213,429, respectively. Rental income increased due to multiple rent increases of various properties, as well as the purchase of an additional property in August 2023. This increase was partially offset by the abatement of rent for one property in the second quarter of 2024 and the sale of one property in February 2023 and one property in January 2024. Based on the scheduled rent for the properties owned as of October 31, 2024, the Company expects to recognize rental income of approximately $1,662,000 in 2024.

For the nine months ended September 30, 2024 and 2023, the Company incurred LLC administration expenses from affiliated parties of $180,029 and $229,046, respectively. Expenses decreased due to the sale of a vacant property in 2024. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $83,434 and $184,032, respectively. Expenses decreased due to the sale of a vacant property in 2024. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. Consequently, this property was classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized interest income of $34,087 and $47,428, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2024, the Company's cash balances increased $416,723 due to cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and the repurchase of Member Units. During the nine months ended September 30, 2023, the Company's cash balances decreased $188,163 as a result of cash used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by proceeds received from the sale of real estate.

Net cash provided by operating activities increased from $923,116 in the nine months ended September 30, 2023 to $945,802 in the nine months ended September 30, 2024 as a result of an increase in rental income and a decrease in LLC administration and property management expenses in 2024. This was partially offset by timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in interest income in 2024.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2024 and 2023, the Company generated cash flow from the sale of real estate of $406,688 and $1,418,133, respectively. During the nine months ended September 30, 2024 and 2023, the Company used cash to purchase real estate of $0 and $1,217,438, respectively.

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

For the nine months ended September 30, 2024 and 2023, the Company declared distributions of $835,671 and $852,368, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $810,600 and $826,796 and the Managing Members were allocated declared distributions of $25,071 and $25,572 for the periods ended September 30, 2024, and 2023, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES. (Continued)

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

Dated: November 12, 2024	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)