Form 10-K
period 2024-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2025-03-28
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2024

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
☐ Yes    ☒ No

As of June 30, 2024, there were 36,986.364 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $36,986,364.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Income & Growth Fund 25 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on June 24, 2002. The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, as the Special Managing Member until his withdrawal date effective March 31, 2020, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $50,000,000 of limited membership interests (the "Units") (50,000 Units at $1,000 per Unit) pursuant to a registration statement effective May 13, 2003. The Company commenced operations on September 11, 2003 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated May 12, 2005 when the extended offering period ended. The Company received subscriptions for 42,434.763 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $42,434,763 and $1,000, respectively.

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

ITEM 1. BUSINESS. (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8.1 to 20 years, except for the Premier Diagnostic Imaging Center in Terre Haute, Indiana, which had a remaining primary term of 7.8 years. The property in Terre Haute, Indiana was sold on January 2, 2024. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2021, the Company owned interests in eleven properties with a total cost of $28,585,859. During the years ended December 31, 2022 and 2023, the Company expended $1,052,919 and $1,217,438, respectively, to purchase two additional property interests, one of which the Company had partial ownership in, as it reinvested cash generated from property sales. During the years ended December 31, 2022 and 2023, the Company sold two property interests and received net sale proceeds of $1,959,687, and $1,418,133, which resulted in net gains of $528,892 and $44,186, respectively. During the year ended December 31, 2023, the Company recorded impairment of $1,086,000 on one property interest. During the year ended December 31, 2024, the Company sold one property interest and received net sale proceeds of $406,688, which resulted in a net gain of $711. As of December 31, 2024, the Company owned interests in nine properties with a total cost of $23,367,874.

Major Tenants

During 2024, four tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 85% of total rental income in 2024. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2025. Any failure of a major tenant could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc. (the “Management Company”), an affiliate of AFM. The Management Company made reductions to the employee headcount in 2024, which in turn resulted in expense reductions in compensation plans and employee benefit plans.

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

ITEM 1C. CYBERSECURITY.

In the past three years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the Entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2024.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (60%)	01/14/05	$2,199,067	Sterling Jewelers Inc.	$158,340	$45.82

Jared Jewelry Store Concord, NH	12/01/05	$4,157,634	Sterling Jewelers Inc.	$381,325	$64.98

Jared Jewelry Store Aurora, IL	12/16/05	$3,818,345	Sterling Jewelers Inc.	$235,989	$39.00

Advance Auto Parts Store Indianapolis, IN (35%)	12/21/06	$669,976	Advance Stores Company, Inc.	$44,079	$17.99

ITEM 2. PROPERTIES. (Continued)

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Piedmont Health Clinic (Fka Coliseum Health) Macon, GA	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$167,375	$25.75

PetSmart Store Gonzales, LA	6/12/13	$3,109,055	(1)	PetSmart, LLC	$258,336	$21.31

Tractor Supply Company Store Canton, MS	11/30/18	$3,429,590		Tractor Supply Company	$242,000	$12.67

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$211,028	$41.87

University of Iowa- Riverside Riverside, IA (30%)	8/3/23	$1,191,542		Iowa Health	$76,922	$33.88

(1)  Does not include acquisition costs that were expensed.

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company’s percentage share of the properties’ land, building, intangible assets, liabilities, revenues and expenses.

At the time the properties were acquired, the remaining primary lease terms varied from 8.1 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The leases for the Jared Jewelry store in Auburn Hills, Michigan, Jared Jewelry store in Aurora, Illinois, Advance Auto Parts store in Indianapolis, Indiana, Piedmont Health facility in Macon, Georgia, and PetSmart Store in Gonzales, Louisiana were extended to end on December 31, 2029, April 30, 2030, April 30, 2035, June 30, 2031 and January 31, 2028, respectively.

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

At December 31, 2024, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2024, there were 1,084 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $33,421 and $34,107 were declared to the Managing Members and $1,080,601 and $1,102,799 were declared to the Limited Members for 2024 and 2023, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined in the Operating Agreement, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

At December 31, 2024, the estimated value of the Company’s Units was $646 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2024. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2024 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31:

	December 31, 2024	December 31, 2023
Properties	$23,038,000	$25,454,000
Cash	1,578,000	1,575,000
Current liabilities	(477,000)	(1,301,000)
Value attributable to the interest of the Managing Members	(242,000)	(257,000)
Value attributable to the interest of the Limited Members	$23,897,000	$25,471,000
LLC Units outstanding	36,986	37,158

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Allocation of Expenses

The Management Company allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs. They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

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

Results of Operations

For the years ended December 31, 2024 and 2023, the Company recognized rental income of $1,661,922 and $1,635,853, respectively. In 2024, rental income increased due to the acquisition of one property in August 2023 and rent increases for three properties. This increase was partially offset by the three months of rent abatement for one property. Based on the scheduled rent for the properties owned as of February 28, 2025, the Company expects to recognize rental income of approximately $1,726,000 in 2025.

For the years ended December 31, 2024 and 2023, the Company incurred LLC administration expenses from affiliated parties of $239,899 and $297,779, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $95,523 and $213,804, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2024, when compared to 2023, mainly due to expenses related to the vacant property in Terre Haute, Indiana and repairs at the PetSmart store in Gonzales, Louisiana that occurred in 2023. The property in Terre Haute, Indiana was sold in January 2024.

In October 2022, the Company entered into an agreement with the tenant of the PetSmart store in Gonzales, Louisiana to extend the lease term five years to end on January 31, 2028. As part of the agreement, the annual rent increased from $246,179 to $258,336 effective February 1, 2023.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health facility (Fka Coliseum Health) in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent was abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agreed to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired intangible lease assets on the balance sheet and will be amortized on a straight-line basis over the lease term.

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was further impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. Consequently, this property was classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

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

In August 2024, the Company entered into an agreement with the tenant of Advance Auto in Indianapolis, Indiana to extend the lease term to 10 years commencing on May 1, 2025 and expiring on April 30, 2035. As part of the agreement, the annual rent is to be charged at $36,750 for the first five years and $39,200 for the next five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In November 2024, the Company entered into an agreement with the tenant of Jared Jewelry in Aurora, Illinois to extend the lease term 5 years commencing on May 1, 2025 and expiring on April 30, 2030. As part of the agreement, the annual rent is scheduled to increase to $259,588.

For the years ended December 31, 2024 and 2023, the Company recognized interest income of $44,929 and $55,467, respectively. In 2024, interest income decreased due to the Company having less money invested in a money market account than in 2023 and interest rates remaining comparable.

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

Liquidity and Capital Resources

During the year ended December 31, 2024, the Company's cash balances increased $535,683 as a result of the sale of one property and cash received from operations. This was partially offset by distributions paid to the Members and cash used to repurchase Units. During the year ended December 31, 2023, the Company's cash balances decreased $601,389 as a result of cash being used to purchase property, distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by the sale of one property.

Net cash provided by operating activities decreased from $1,372,422 in 2023 to $1,343,113 in 2024 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses in 2024, which were partially offset by a decrease in LLC administration and property management expenses.

The major component of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2024, the Company generated cash flow from the sale of real estate of $406,688. During the same period, the Company did not expend any cash to invest in real estate. During the year ended December 31, 2023, the Company generated cash flow from the sale of real estate of $1,418,133. During the same period, the Company expended $1,217,438 to invest in real properties as the Company reinvested cash generated from property sales.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2024 and 2023, the Company declared distributions of $1,114,022 and $1,136,906, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $1,080,601 and $1,102,799 and the Managing Members were allocated declared distributions of $33,421 and $34,107 for the years ended December 31, 2024 and 2023, respectively.

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

During 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $939 in 2024. During 2023, the Company repurchased a total of 1,803.42 Units for $1,016,467 from 59 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $19,490 in 2023.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	19 – 20

Balance Sheets as of December 31, 2024 and 2023	21

Statements for the Years Ended December 31, 2024 and 2023:

Operations	22

Cash Flows	23

Changes in Members’ Equity	24

Notes to Financial Statements	25 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 28, 2025

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2024	2023
Current Assets:
Cash	$1,697,116	$1,161,433

Real Estate Investments:
Land	5,868,790	5,868,790
Buildings	15,321,028	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	23,367,874	23,367,874
Accumulated Depreciation and Amortization	(9,163,754)	(8,394,725)
Real Estate Held for Investment, Net	14,204,120	14,973,149
Real Estate Held for Sale	0	405,977
Total Real Estate Investments	14,204,120	15,379,126
Total Assets	$15,901,236	$16,540,559

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$151,147	$249,999
Distributions Payable	278,351	284,538
Unearned Rent	61,749	57,573
Total Current Liabilities	491,247	592,110

Members’ Equity (Deficit):
Managing Members	(803)	(66,695)
Limited Members – 50,000 Units authorized; 36,986.36 and 37,158.30 Units issued and outstanding as of December 31, 2024 and 2023, respectively	15,410,792	16,015,144
Total Members’ Equity	15,409,989	15,948,449
Total Liabilities and Members’ Equity	$15,901,236	$16,540,559

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2024	2023

Rental Income	$1,661,922	$1,635,853

Expenses:
LLC Administration – Affiliates	239,899	297,779
LLC Administration and Property Management – Unrelated Parties	95,523	213,804
Depreciation and Amortization	702,669	732,770
Real Estate Impairment	0	1,086,000
Total Expenses	1,038,091	2,330,353

Operating Income (Loss)	623,831	(694,500)

Other Income:
Gain on Sale of Real Estate	711	44,186
Interest Income	44,929	55,467
Total Other Income	45,640	99,653

Net Income (Loss)	$669,471	$(594,847)

Net Income (Loss) Allocated:
Managing Members	$100,252	$(17,845)
Limited Members	569,219	(577,002)
Total	$669,471	$(594,847)

Net Income (Loss) per LLC Unit	$15.37	$(15.13)

Weighted Average Units Outstanding – Basic and Diluted	37,029	38,126

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2024	2023

Cash Flows from Operating Activities:
Net Income (Loss)	$669,471	$(594,847)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	769,029	813,034
Gain on Sale of Real Estate	(711)	(44,186)
Real Estate Impairment	0	1,086,000
(Increase) Decrease in Rent Receivable	0	3,673
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(98,852)	90,718
Increase (Decrease) in Unearned Rent	4,176	18,030
Total Adjustments	673,642	1,967,269
Net Cash Provided By (Used For) Operating Activities	1,343,113	1,372,422

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,217,438)
Proceeds from Sale of Real Estate	406,688	1,418,133
Net Cash Provided By (Used For) Investing Activities	406,688	200,695

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,120,209)	(1,138,549)
Repurchase of LLC Units	(93,909)	(1,035,957)
Net Cash Provided By (Used For) Financing Activities	(1,214,118)	(2,174,506)

Net Increase (Decrease) in Cash	535,683	(601,389)

Cash, beginning of year	1,161,433	1,762,822

Cash, end of year	$1,697,116	$1,161,433

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2022	$4,747	$18,711,412	$18,716,159	38,961.72

Distributions Declared	(34,107)	(1,102,799)	(1,136,906)

Repurchase of Member Units	(19,490)	(1,016,467)	(1,035,957)	(1,803.42)

Net Loss	(17,845)	(577,002)	(594,847)

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(33,421)	(1,080,601)	(1,114,022)

Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)

Net Income	100,252	569,219	669,471

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

During operations, any Net Cash Flow, as defined in the Operating Agreement, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

Any Net Proceeds of Sale, as defined in the Operating Agreement, from the sale or financing of properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 7% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.

For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale, the allocation of overhead expenses, and the allocation of purchase price of real estate assets and intangible assets.

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Company performs ongoing credit evaluations of its tenants’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Receivables considered uncollectible are written off. The opening balance of rent receivables was approximately $3,700 as of January 1, 2023.

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2021, and with few exceptions, is no longer subject to state tax examinations for tax years before 2021.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental income according to the terms of the individual leases. For unearned rent, the Company records a current liability for any amounts received but not yet earned. The opening balance of unearned rent was approximately $39,500 as of January 1, 2023. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

For financial reporting purposes, the buildings owned by the Company are depreciated using the straight-line method over an estimated useful life of 25 years. Intangible lease assets are amortized using the straight-line method for financial reporting purposes over the remaining life of the lease.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2024 and 2023.

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

At December 31, 2024 the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

At December 31, 2023, the Company had one property measured on a nonrecurring basis that was recorded at fair value during 2023. The fair value of the Premier Diagnostic Imaging Center in Terre Haute, Indiana was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy. The property in Terre Haute, Indiana was sold on January 2, 2024; see Note 4 for further discussion of valuation and disposal of property.

Income (Loss) Per Unit

Income (Loss) per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The Company has a single reportable segment based on the nature of its services and regulatory environment in which it operates. The nature of the business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Company’s Chief Operating Decision Maker is the Managing Members. The Company adopted the standard as of January 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Auburn Hills, Michigan (60% – AEI Income & Growth Fund XXI Limited Partnership), Advance Auto Parts store in Indianapolis, Indiana (35% – AEI Income & Growth Fund XXII Limited Partnership), Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund XXII Limited Partnership), and University of Iowa Health Facility in Riverside, Iowa (30% - AEI Healthcare Fund LLC).

                                       AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
	2024	2023

AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$239,899	$297,779

AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$95,523	$213,804

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$0	$1,809

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$8,039	$3,106

The payable to AEI represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Company leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8.1 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

The Company’s properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006. The Piedmont Health (Fka Coliseum Health) in Macon, Georgia was constructed in 2012 and acquired in 2022. The PetSmart store in Gonzales, Louisiana was constructed in 2013 and acquired in 2020. The Premier Diagnostic Imaging in Terre Haute, Indiana was constructed in 2005, renovated in 2012 and acquired in 2014. The Tractor Supply Company store in Canton, Mississippi was constructed in 2013 and acquired in 2018. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The University of Iowa Health Facility in Riverside, Iowa was constructed in 2010 and acquired in 2023.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2024 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$421,489	$1,777,578	$2,199,067	$1,419,104
Jared Jewelry, Concord, NH	1,061,663	3,095,971	4,157,634	2,363,268
Jared Jewelry, Aurora, IL	1,790,636	2,027,709	3,818,345	1,544,431
Advance Auto Parts, Indianapolis, IN	289,661	380,315	669,976	274,460
Piedmont Health, Macon, GA	412,795	1,269,639	1,682,434	295,906
PetSmart, Gonzales, LA	419,587	2,149,142	2,568,729	821,776
Tractor Supply, Canton, MS	648,841	2,099,841	2,748,682	510,970
Talecris Plasma Facility, Dallas, TX	585,424	1,707,997	2,293,421	301,747
University of Iowa Health, Riverside, IA	238,694	812,836	1,051,530	46,061
	$5,868,790	$15,321,028	$21,189,818	$7,577,723

For the years ended December 31, 2024 and 2023, the Company recognized depreciation expense of $612,840 and $630,836, respectively.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2024		2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 32 and 39 months, respectively)	$1,237,805	$863,771	$1,237,805	$773,942

Above-Market Lease Intangibles (weighted average life of 25 and 33 months, respectively)	940,251	722,260	940,251	655,900
Acquired Intangible Lease Assets	$2,178,056	$1,586,031	$2,178,056	$1,429,842

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 0 months, respectively)	$0	$0	$0	$0

For the years ended December 31, 2024 and 2023, the value of in-place lease intangibles amortized to expense was $89,829 and $101,934, respectively. The decrease to rental income for above-market leases was $66,360 and $80,263, respectively. There was no increase to rental income for below-market leases in 2024 and 2023.

For lease intangibles not held for sale at December 31, 2024, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2025	$84,081	$62,277	$0
2026	84,081	62,277	0
2027	84,081	62,277	0
2028	54,704	31,160	0
2029	18,651	0	0
	$325,598	$217,991	$0

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

In June 2023, the Company entered into an agreement with the tenant of the Piedmont Health facility (Fka Coliseum Health) in Macon, Georgia to extend the lease term 87 months commencing on April 1, 2024 and expiring on June 30, 2031. As an inducement for the Tenant’s extension of the lease term, fixed rent was abated for the first three months of the new lease term. As part of the agreement, the annual rent decreased from $168,948 to $167,375 effective July 1, 2024. The Company also agreed to pay a commission to the Tenant’s real estate broker in the amount of 2% of the Fixed Rent to be paid during the period from April 1, 2024, to June 30, 2031, which is the amount of $23,968. The commission is recorded within acquired intangible lease assets on the balance sheet and will be amortized on a straight-line basis over the lease term.

The Company owned a 100% interest in a Premier Diagnostic Imaging Center in Terre Haute, Indiana. In June 2023, the Company performed a long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was impaired. As a result, in the second quarter of 2023, the Company recognized real estate impairment of $90,000 to decrease the carrying value to the estimated fair value of $1,401,977. The charge was recorded against the land, building, in-place lease and above market lease. In December 2023, the Company performed another long-lived asset valuation analysis and determined the Premier Diagnostic Imaging Center in Terre Haute, Indiana was further impaired. As a result, in the fourth quarter of 2023, the Company recognized real estate impairment of $996,000 to decrease the carrying value to the estimated fair value of $405,977. The charge was recorded against the land, building, in-place lease and above market lease. In November 2023, the Company entered into an agreement to sell its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. Consequently, this property was classified as Real Estate Held for Sale on the balance sheet as of December 31, 2023 with a carrying value of $405,977. On January 2, 2024, the sale closed with the Company receiving net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

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

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2024, the minimum future rent payments required by the leases are as follows:

2025	$1,788,671
2026	1,452,870
2027	1,433,007
2028	988,021
2029	714,008
Thereafter	809,051
$7,185,628

There were no contingent rents recognized in 2024 and 2023.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2024	2023

Sterling Jewelers Inc.		$775,654	$775,654
PetSmart LLC		258,336	255,699
Talecris Plasma Resources, Inc.		186,086	180,059
Tractor Supply Company		200,568	191,401
Aggregate rental income of major tenants		$1,420,644	$1,402,813
Aggregate rental income of major tenants as a percentage of total rental income		85%	86%

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(6)  Members’ Equity –

For the years ended December 31, 2024 and 2023, the Company declared distributions of $1,114,022 and $1,136,906, respectively. The Limited Members were allocated distributions of $1,080,601 and $1,102,799 and the Managing Members were allocated distributions of $33,421 and $34,107 for the years ended December 31, 2024 and 2023, respectively. The Limited Members' declared distributions represented $29.18 and $28.93 per LLC Unit outstanding using 37,029 Units in 2024 and 38,126 Units in 2023, respectively. The declared distributions represented $15.37 and $0 per Unit of Net Income and $13.81 and $28.93 per Unit of return of contributed capital in 2024 and 2023, respectively.

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

During 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2023, the Company repurchased a total of 1,803.42 Units for $1,016,467 from 59 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $939 and $19,490 in 2024 and 2023, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(7)  Income Taxes –

The following is a reconciliation of net income (loss) for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2024	2023

Net Income (Loss) for Financial Reporting Purposes	$669,471	$(594,847)

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	280,932	234,477

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(37,887)	28,575

Gain (Loss) on Sale of Real Estate for Tax Purposes Compared to Loss for Financial Reporting Purposes	(1,475,089)	117,152
Taxable Income (Loss) to Members	$(562,573)	$(214,643)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2024	2023

Members’ Equity for Financial Reporting Purposes	$15,409,989	$15,948,449

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	3,671,839	4,865,988

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	44,163	82,052

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$25,141,661	$26,912,159

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business. The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was the previous Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 50, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 61, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner and operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 50, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2024. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2024 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2025:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2024 and 2023.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing Member, Robert P. Johnson, was the previous Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2024, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2024.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (June 24, 2002) To December 31, 2024

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,086,225

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,522,162

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$577,144

Managing Members	3% of Net Cash Flow in any fiscal year.	$1,156,515

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$39,377

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31:

Fee Category	2024	2023

Audit Fees	$23,000	$26,615
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$23,000	$26,615

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2025	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 28, 2025
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 28, 2025
Keith E. Petersen	(Principal Accounting Officer)