Form 10-Q
period 2025-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2025-05-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2025

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

As of May 13, 2025 there were 35,791.59188 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2025 and December 31, 2024	3

	Statements for the Periods ended March 31, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$3,795,347	$1,697,116

Real Estate Investments:
Land	5,447,301	5,868,790
Buildings	13,543,450	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	21,168,807	23,367,874
Accumulated Depreciation and Amortization	(7,916,674)	(9,163,754)
Real Estate Held for Investment, Net	13,252,133	14,204,120
Total Assets	$17,047,480	$15,901,236

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$177,048	$151,147
Distributions Payable	278,351	278,351
Unearned Rent	47,836	61,749
Total Current Liabilities	503,235	491,247

Members’ Equity:
Managing Members	12,346	(803)
Limited Members – 50,000 Units authorized; 36,986.36 Units issued and outstanding as of 3/31/2025 and 12/31/2024	16,531,899	15,410,792
Total Members’ Equity	16,544,245	15,409,989
Total Liabilities and Members’ Equity	$17,047,480	$15,901,236

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2025	2024

Rental Income	$427,854	$422,584

Expenses:
LLC Administration – Affiliates	52,332	69,800
LLC Administration and Property Management – Unrelated Parties	55,213	24,926
Depreciation and Amortization	156,455	179,978
Total Expenses	264,000	274,704

Operating Income	163,854	147,880

Other Income:
Gain on Sale of Real Estate	1,238,455	711
Interest Income	10,298	11,415
Total Other Income	1,248,753	12,126

Net Income	$1,412,607	$160,006

Net Income Allocated:
Managing Members	$21,499	$4,800
Limited Members	1,391,108	155,206
Total	$1,412,607	$160,006

Net Income per LLC Unit	$37.61	$4.18

Weighted Average Units Outstanding – Basic and Diluted	36,986	37,158

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2025	2024
Cash Flows from Operating Activities:
Net Income	$1,412,607	$160,006

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	172,024	199,630
Gain on Sale of Real Estate	(1,238,455)	(711)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	25,901	(70,518)
Increase (Decrease) in Unearned Rent	(13,913)	(34,246)
Total Adjustments	(1,054,443)	94,155
Net Cash Provided By (Used For) Operating Activities	358,164	254,161

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,018,418	406,688

Cash Flows from Financing Activities:
Distributions Paid to Members	(278,351)	(284,538)

Net Increase in Cash	2,098,231	376,311

Cash, beginning of period	1,697,116	1,161,433

Cash, end of period	$3,795,347	$1,537,744

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(unaudited)

(1)  Basis of Presentation -

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

(3)  Recently Adopted Accounting Pronouncements –

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Company or are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

On January 2, 2024, the Company closed the sale of its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. The Company received net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

On March 31, 2025, the Company closed the sale of its 60% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. The Company received net proceeds of $2,018,418, which resulted in a net gain of $1,238,455. At the time of sale, the cost and related accumulated depreciation was $2,199,067 and $1,419,104, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2025 and 2024, the Company declared distributions of $278,351 and $278,969, respectively. The Limited Members were allocated declared distributions of $270,001 and $270,600 and the Managing Members were allocated declared distributions of $8,350 and $8,369 for the periods ended March 31, 2025 and 2024, respectively. The Limited Members’ declared distributions represented $7.30 and $7.28 per LLC Unit outstanding using 36,986 and 37,158 weighted average Units for the three months ended March 31, 2025 and 2024, respectively. The declared distributions represented $7.30 and $4.18 per Unit of Net Income and $0 and $3.10 per Unit of return of contributed capital for the three months ended March 31, 2025 and 2024, respectively.

(7)  Fair Value Measurements –

At March 31, 2025 and December 31, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Results of Operations

For the three months ended March 31, 2025 and 2024, the Company recognized rental income of $427,854 and $422,584, respectively. Rental income increased due to rent increases of two properties. Based on the scheduled rent for the properties owned as of April 30, 2025, the Company expects to recognize rental income of approximately $1,608,000 in 2025.

For the three months ended March 31, 2025 and 2024, the Company incurred LLC administration expenses from affiliated parties of $52,332 and $69,800, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $55,213 and $24,926, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

On January 2, 2024, the Company closed the sale of its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. The Company received net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

In January 2025, the Partnership entered into an agreement to sell its 60% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. On March 31, 2025, the sale closed with the Company receiving net proceeds of $2,018,418, which resulted in a net gain of $1,238,455. At the time of sale, the cost and related accumulated depreciation was $2,199,067 and $1,419,104, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2025 and 2024, the Company recognized interest income of $10,298 and $11,415, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2025, the Company’s cash balances increased $2,098,231 primarily as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Members. During the three months ended March 31, 2024, the Company’s cash balances increased $376,311 as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $254,161 in 2024 to $358,164 in 2025 as a result of net timing differences in the collection of payments from the tenants, an increase in rental income and a decrease in LLC administration and property management expenses from affiliated parties in 2025. This was partially offset by a decrease in interest income and an increase in LLC administration and property management expenses from unrelated parties in 2025.

The major components of the Company’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2025, the Company generated cash flow from the sale of real estate of $2,018,418. During the three months ended March 31, 2024, the Company generated cash flow from the sale of real estate of $406,688.

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

For the three months ended March 31, 2025 and 2024, the Company declared distributions of $278,351 and $278,969, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $270,001 and $270,600 for the periods ended March 31, 2025 and 2024 respectively. The Managing Members were allocated declared distributions of $8,350 and $8,369 for the periods ended March 31, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2025	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)