Form 10-Q
period 2025-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2025-08-11
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2025

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

As of July 31, 2025 there were 35,791.59 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of June 30, 2025 and December 31, 2024	3

	Statements for the Periods ended June 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$3,203,987	$1,697,116

Real Estate Investments:
Land	5,447,301	5,868,790
Buildings	13,543,450	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	21,168,807	23,367,874
Accumulated Depreciation and Amortization	(8,088,698)	(9,163,754)
Real Estate Held for Investment, Net	13,080,109	14,204,120
Total Assets	$16,284,096	$15,901,236

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$163,440	$151,147
Distributions Payable	561,899	278,351
Unearned Rent	27,058	61,749
Total Current Liabilities	752,397	491,247

Members’ Equity:
Managing Member	12,223	(803)
Limited Members – 50,000 Units authorized; 35,791.59 and 36,986.36 Units issued and outstanding as of 6/30/2025 and 12/31/2024, respectively	15,519,476	15,410,792
Total Members’ Equity	15,531,699	15,409,989
Total Liabilities and Members’ Equity	$16,284,096	$15,901,236

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Rental Income	$391,406	$384,430	$819,260	$807,014

Expenses:
LLC Administration – Affiliates	39,069	59,965	91,401	129,765
LLC Administration and Property Management – Unrelated Parties	52,119	45,928	107,332	70,854
Depreciation and Amortization	156,454	174,231	312,909	354,209
Total Expenses	247,642	280,124	511,642	554,828

Operating Income	143,764	104,306	307,618	252,186

Other Income:
Gain on Sale of Real Estate	0	0	1,238,455	711
Miscellaneous Other Income	600	0	600	0
Interest Income	19,878	11,082	30,176	22,497
Total Other Income	20,478	11,082	1,269,231	23,208

Net Income	$164,242	$115,388	$1,576,849	$275,394

Net Income Allocated:
Managing Member	$17,125	$78,800	$38,624	$83,600
Limited Members	147,117	36,588	1,538,225	191,794
Total	$164,242	$115,388	$1,576,849	$275,394

Net Income per LLC Unit	$4.11	$0.99	$42.27	$5.17

Weighted Average Units Outstanding – Basic and Diluted	35,792	36,986	36,389	37,072

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2025	2024
Cash Flows from Operating Activities:
Net Income	$1,576,849	$275,394

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	344,048	389,429
Gain on Sale of Real Estate	(1,238,455)	(711)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	12,293	(71,361)
Increase (Decrease) in Unearned Rent	(34,691)	(30,572)
Total Adjustments	(916,805)	286,785
Net Cash Provided By Operating Activities	660,044	562,179

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,018,418	406,688

Cash Flows from Financing Activities:
Distributions Paid to Members	(556,702)	(563,507)
Repurchase of Member Units	(614,889)	(93,909)
Net Cash Used For Financing Activities	(1,171,591)	(657,416)

Net Increase in Cash	1,506,871	311,451

Cash, beginning of period	1,697,116	1,161,433

Cash, end of period	$3,203,987	$1,472,884

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Member	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

Distributions Declared	(8,351)	(270,000)	(278,351)

Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)

Net Income	78,800	36,588	115,388

Balance, June 30, 2024	$(754)	$15,573,368	$15,572,614	36,986.36

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

Distributions Declared	(11,099)	(550,800)	(561,899)

Repurchase of Member Units	(6,149)	(608,740)	(614,889)	(1,194.77)

Net Income	17,125	147,117	164,242

Balance, June 30, 2025	$12,223	$15,519,476	$15,531,699	35,791.59

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025
(unaudited)
(1)  Basis of Presentation –

The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited financial statements. The adjustments made to these condensed financial statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2025 and 2024, the Company declared distributions of $840,250 and $557,320, respectively. The Limited Members were allocated declared distributions of $820,801 and $540,600 and the Managing Member was allocated declared distributions of $19,449 and $16,720 for the periods ended June 30, 2025 and 2024, respectively. The Limited Members’ declared distributions represented $22.56 and $14.58 per LLC Unit outstanding using 36,389 and 37,072 weighted average Units for the six months ended June 30, 2025 and 2024, respectively. The declared distributions represented $22.56 and $5.17 per Unit of Net Income and $0 and $9.41 per Unit of return of contributed capital for the six months ended June 30, 2025 and 2024, respectively.

On April 1, 2025, the Company repurchased a total of 1,194.77 Units for $608,740 from 37 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $6,149 in the second quarter of 2025. On April 1, 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $939 in the second quarter of 2024.

(7)  Fair Value Measurements –

At June 30, 2025 and December 31, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(8)  Subsequent Event –

In July 2025, the Company entered into an agreement to sell its 35% interest in the Advance Auto Parts Store in Indianapolis, Indiana to an unrelated third party. On July 29, 2025, the sale closed with the Company receiving net proceeds of approximately $498,000, which resulted in a net gain of approximately $110,000. At the time of sale, the cost basis of the property and related accumulated depreciation was approximately $670,000 and $282,000, respectively.

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
—
resolution by the Managing Member of conflicts with which they may be confronted;
—
the success of the Managing Member of locating properties with favorable risk return characteristics;
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

Results of Operations

For the six months ended June 30, 2025 and 2024, the Company recognized rental income of $819,260 and $807,014, respectively. Rental income increased due to multiple rent increases of various properties. This increase was partially offset by the sale of one property in March of 2025. Based on the scheduled rent for the properties owned as of July 31, 2024, the Company expects to recognize rental income of approximately $1,592,000 in 2025.

For the six months ended June 30, 2025 and 2024, the Company incurred LLC administration expenses from affiliated parties of $91,401 and $129,765, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $107,332 and $70,854, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2025 and 2024, the Company recognized interest income of $30,176 and $22,497, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2025, the Company's cash balances increased $1,506,871 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and cash used to repurchase Units. During the six months ended June 30, 2024, the Company's cash balances increased $311,451 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $562,179 in the six months ended June 30, 2024 to $660,045 in the six months ended June 30, 2025 as a result an increase in rental income, an increase in interest income and a decrease in LLC administration and property management expenses from affiliated parties in 2025. This was partially offset by net timing differences in the collection of payments from the tenants and an increase in LLC administration and property management expenses from unrelated parties in 2025.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2025 and June 30, 2024, the Company generated cash flow from the sale of real estate of $2,018,418 and $408,688, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2025 and 2024, the Company declared distributions of $840,250 and $557,320, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Member. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Member. The Limited Members were allocated declared distributions of $820,801 and $540,600 and the Managing Member was allocated declared distributions of $19,449 and $16,720 for the periods ended June 30, 2025 and 2024, respectively.

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

On April 1, 2025, the Company repurchased a total of 1,194.77 Units for $608,740 from 37 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $6,149 in the second quarter of 2025. On April 1, 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $939 in the second quarter of 2024.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On April 1, 2025, the Company repurchased 1,195 units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/25 to 4/30/25	1,194.77	$509.50	6,643.18 (1)	(2)

5/1/25 to 5/31/25	--	--	--	--

6/1/25 to 6/30/25	--	--	--	--

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

Dated: August 11, 2025	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)