Form 10-Q
period 2025-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2025-11-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2025

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

As of October 31, 2025 there were 34,670.61 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Statements for the Periods ended September 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$3,509,383	$1,697,116

Real Estate Investments:
Land	5,157,640	5,868,790
Buildings	13,163,135	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	20,498,831	23,367,874
Accumulated Depreciation and Amortization	(7,974,853)	(9,163,754)
Real Estate Held for Investment, Net	12,523,978	14,204,120
Total Assets	$16,033,361	$15,901,236

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$202,279	$151,147
Distributions Payable	2,092,203	278,351
Unearned Rent	44,690	61,749
Total Current Liabilities	2,339,172	491,247

Members’ Equity:
Managing Member	13,081	(803)
Limited Members – 50,000 Units authorized; 35,791.59 and 36,986.36 Units issued and outstanding as of 9/30/2025 and 12/31/2024, respectively	13,681,108	15,410,792
Total Members’ Equity	13,694,189	15,409,989
Total Liabilities and Members’ Equity	$16,033,361	$15,901,236

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Rental Income	$386,868	$426,786	$1,206,128	$1,233,800

Expenses:
LLC Administration – Affiliates	47,509	50,264	138,910	180,029
LLC Administration and Property Management – Unrelated Parties	60,044	12,580	167,376	83,434
Depreciation and Amortization	152,653	174,231	465,562	528,440
Total Expenses	260,206	237,075	771,848	791,903

Operating Income	126,662	189,711	434,280	441,897

Other Income:
Gain on Sale of Real Estate	107,789	0	1,346,244	711
Miscellaneous Other Income	0	0	600	0
Interest Income	20,242	11,590	50,418	34,087
Total Other Income	128,031	11,590	1,397,262	34,798

Net Income	$254,693	$201,301	$1,831,542	$476,695

Net Income Allocated:
Managing Member	$27,260	$8,327	$65,884	$91,927
Limited Members	227,433	192,974	1,765,658	384,768
Total	$254,693	$201,301	$1,831,542	$476,695

Net Income per LLC Unit	$6.35	$5.22	$48.79	$10.39

Weighted Average Units Outstanding – Basic and Diluted	35,792	36,986	36,190	37,043

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2025	2024
Cash Flows from Operating Activities:
Net Income	$1,831,542	$476,695

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	512,270	579,230
Gain on Sale of Real Estate	(1,346,244)	(711)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	51,132	(75,678)
Increase (Decrease) in Unearned Rent	(17,059)	(33,734)
Total Adjustments	(799,901)	469,107
Net Cash Provided By Operating Activities	1,031,641	945,802

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,514,116	406,688

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,118,601)	(841,858)
Repurchase of Member Units	(614,889)	(93,909)
Net Cash Used For Financing Activities	(1,733,490)	(935,767)

Net Increase in Cash	1,812,267	416,723

Cash, beginning of period	1,697,116	1,161,433

Cash, end of period	$3,509,383	$1,578,156

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Member	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(8,369)	(270,600)	(278,969)

Net Income	4,800	155,206	160,006

Balance, March 31, 2024	$(70,264)	$15,899,750	$15,829,486	37,158.30

Distributions Declared	(8,351)	(270,000)	(278,351)
Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)
Net Income	78,800	36,588	115,388

Balance, June 30, 2024	$(754)	$15,573,368	$15,572,614	36,986.36

Distributions Declared	(8,351)	(270,000)	(278,351)

Net Income	8,327	192,974	201,301

Balance, September 30, 2024	$(778)	$15,496,342	$15,495,564	36,986.36

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

Distributions Declared	(11,099)	(550,800)	(561,899)

Repurchase of Member Units Repurchase of Partnership Units	(6,149)	(608,740)	(614,889)	(1,194.77)

Net Income	17,125	147,117	164,242

Balance, June 30, 2025	$12,223	$15,519,476	$15,531,699	35,791.59

Distributions Declared	(26,402)	(2,065,801)	(2,092,203)

Net Income	27,260	227,433	254,693

Balance, September 30, 2025	$13,081	$13,681,108	$13,694,189	35,791.59

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On July 29, 2025, the Company closed the sale of its 35% interest in the Advance Auto Parts in Indianapolis, Indiana to an unrelated third party. The Company received net proceeds of $495,698, which resulted in a net gain of $107,789. At the time of the sale, the cost and related accumulated depreciation was $669,976 and $282,067, respectively.

In October 2025, the Company entered into a preliminary agreement to sell its 100% interest in the Jared Jewelry in Aurora, Illinois to an unrelated third party. The sale is non-binding and may not be completed.

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2025 and 2024, the Company declared distributions of $2,932,453 and $835,671, respectively. The Limited Members were allocated declared distributions of $2,886,602 and $810,600 and the Managing Member was allocated declared distributions of $45,851 and $25,071 for the periods ended September 30, 2025 and 2024, respectively. The Limited Members’ declared distributions represented $79.76 and $21.88 per LLC Unit outstanding using 36,190 and 37,043 weighted average Units for the nine months ended September 30, 2025 and 2024, respectively. The declared distributions represented $48.79 and $10.39 per Unit of Net Income and $30.97 and $11.49 per Unit of return of contributed capital for the nine months ended September 30, 2025 and 2024, respectively.

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

(7)  Fair Value Measurements –

At September 30, 2025 and December 31, 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2025 and 2024, the Company recognized rental income of $1,206,128 and $1,233,800, respectively. Rental income decreased due to the sale of two properties in 2025. This decrease was partially offset by rent increases to multiple properties. Based on the scheduled rent for the properties owned as of October 31, 2025, the Company expects to recognize rental income of approximately $1,592,000 in 2025.

For the nine months ended September 30, 2025 and 2024, the Company incurred LLC administration expenses from affiliated parties of $138,910 and $180,029, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $167,376 and $83,434, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

On January 2, 2024, the Company closed the sale of its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. The Company received net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

On July 29, 2025, the Company closed the sale of its 35% interest in the Advance Auto Parts in Indianapolis, Indiana to an unrelated third party. The Company received net proceeds of $495,698, which resulted in a net gain of $107,789. At the time of the sale, the cost and related accumulated depreciation was $669,976 and $282,067, respectively.

For the nine months ended September 30, 2025 and 2024, the Company recognized interest income of $50,418 and $34,087, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2025, the Company's cash balances increased $1,812,267 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and cash used to repurchase Units. During the nine months ended September 30, 2024, the Company's cash balances increased $416,723 due to cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and the repurchase of Member Units.

Net cash provided by operating activities increased from $945,802 in the nine months ended September 30, 2024 to $1,031,641 in the nine months ended September 30, 2025 as a result of an increase in interest income, timing of expense payments and a decrease in LLC administration and property management expenses from affiliated parties in 2025. This was partially offset by net timing differences in the collection of payments from the tenants, a decrease in rental income, and an increase in LLC administration and property management expenses from unrelated parties in 2025.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2025 and September 30, 2024, the Company generated cash flow from the sale of real estate of $2,514,116 and $406,688, respectively.

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

For the nine months ended September 30, 2025 and 2024, the Company declared distributions of $2,932,453 and $835,671, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Member. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Member. The Limited Members were allocated declared distributions of $2,886,602 and $810,600 and the Managing Member was allocated declared distributions of $45,851 and $25,071 for the periods ended September 30, 2025 and 2024, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, defined as the three months ended September 30, 2025, the Company did not purchase any Units.

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

Dated: November 12, 2025	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)