Form 10-K
period 2025-12-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2026-03-27
CIK 1185198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2025

Commission file number:  000-50609

AEI INCOME & GROWTH FUND 25 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	75-3074973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7[t]h Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
☐ Yes    ☒ No

As of June 30, 2025, there were 35,791.585 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $35,791,585.

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

Pursuant to Section 12.1(f) of the Company Agreement, the Managing General Partner can liquidate the Company upon the sale or other disposition of all or substantially all of its assets. The Managing General Partner has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Partnership Agreement.

ITEM 1. BUSINESS. (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8.1 to 20 years, except for the Premier Diagnostic Imaging Center in Terre Haute, Indiana, which had a remaining primary term of 7.8 years. The property in Terre Haute, Indiana was sold on January 2, 2024. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2022, the Company owned interests in ten properties with a total cost of $27,323,733. During the year ended December 31, 2023 the Company expended $1,217,438 to purchase one additional property interest. During the years ended December 31, 2023 and 2024, the Company sold two property interests and received net sale proceeds of $1,418,133 and $406,688 which resulted in net gains of $44,186 and $711, respectively. During the year ended December 31, 2023, the Company recorded an impairment of $1,086,000 on one property interest, which was subsequently sold. During the year ended December 31, 2025, the Company sold three property interests and received net sale proceeds of $5,632,191, which resulted in a net gain of $2,257,995. As of December 31, 2025, the Company owned interests in six properties with a total cost of $16,680,486.

Major Tenants

During 2025, five tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 94% of total rental income in 2025. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2026. Any failure of a major tenant could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc. (the “Management Company” or “AEI”), an affiliate of AFM. The Management Company made reductions to the employee headcount in 2024, which in turn resulted in expense reductions in compensation plans and employee benefit plans.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2025.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Concord, NH	12/01/05	$4,157,634		Sterling Jewelers Inc.	$381,325	$64.98

Piedmont Health Clinic (Fka Coliseum Health) Macon, GA	7/25/12	$967,500	(1)	Macon Healthcare, LLC	$167,375	$25.75

PetSmart Store Gonzales, LA	6/12/13	$3,109,055	(1)	PetSmart, LLC	$258,336	$21.31

ITEM 2. PROPERTIES. (Continued)

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Tractor Supply Company Store Canton, MS	11/30/18	$3,429,590	Tractor Supply Company	$242,000	$12.67

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350	Talecris Plasma Resources, Inc.	$217,359	$43.13

University of Iowa- Riverside Riverside, IA (30%)	8/3/23	$1,191,542	Iowa Health	$78,845	$34.72

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities with common ownership: Talecris Plasma Facility in Dallas, Texas (AEI Income & Growth Fund XXII Limited Partnership) and University of Iowa Health Facility in Riverside, Iowa (AEI Healthcare Fund LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 8.1 to 20 years. The leases provide the tenants with one to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The leases for the Piedmont Health facility in Macon, Georgia, PetSmart Store in Gonzales, Louisiana, and Jared Jewelry Store in Concord, New Hampshire, were extended to end on June 30, 2031, January 31, 2028 and January 31, 2033, respectively.

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

At December 31, 2025, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2025, there were 1,019 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $81,452 and $33,421 were declared to the Managing Members and $5,870,999 and $1,080,601 were declared to the Limited Members for 2025 and 2024, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined in the Operating Agreement, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

(b) Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Continued)

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On October 1, 2025, the Company repurchased 1,120.98 units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/25 to 10/31/25	1,120.98	$502.28	7,764.16 (1)	(2)

11/1/25 to 11/30/25	--	--	--	--

12/1/25 to 12/31/25	--	--	--	--

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

At December 31, 2025, the estimated value of the Company’s Units was $567 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2025. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2025 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31:
	December 31, 2025	December 31, 2024
Properties	$18,866,000	$23,038,000
Cash	3,509,000	1,578,000
Current liabilities, net of sale proceeds	(2,509,000)	(477,000)
Value attributable to the interest of the Managing Members	(199,000)	(242,000)
Value attributable to the interest of the Limited Members	$19,667,000	$23,897,000
LLC Units outstanding	34,671	36,986

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

Results of Operations

For the years ended December 31, 2025 and 2024, the Company recognized rental income of $1,570,671 and $1,661,922, respectively. In 2025, rental income decreased due to the disposition of three properties. This decrease was partially offset by rent increases of three properties, one occurring because of a rent abatement in the prior year. Based on the scheduled rent for the properties owned as of February 28, 2026, the Company expects to recognize rental income of approximately $1,245,000 in 2026.

For the years ended December 31, 2025 and 2024, the Company was allocated LLC administration expenses from affiliated parties of $181,433 and $239,899, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were lower in 2025, when compared to 2024, mainly due to a reduction in headcount and a decrease in property related management expenses. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $241,654 and $95,523, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services and expenses related to roof repairs at the Jared Jewelry store in Concord, New Hampshire.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

In January 2025, the Company entered into an agreement to sell its 60% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. On March 31, 2025, the sale closed with the Company receiving net proceeds of $2,018,418, which resulted in a net gain of $1,238,455. At the time of sale, the cost and related accumulated depreciation was $2,199,067 and $1,419,104, respectively.

On July 29, 2025, the Company closed the sale of its 35% interest in the Advance Auto Parts in Indianapolis, Indiana to an unrelated third party. The Company received net proceeds of $495,698, which resulted in a net gain of $107,789. At the time of the sale, the cost and related accumulated depreciation was $669,976 and $282,067, respectively.

In August 2025, the Company entered into an agreement with the tenant of Jared Jewelry in Concord, New Hampshire to extend the lease term 7 years commencing on February 1, 2026 and expiring on January 31, 2033. As part of the agreement, the annual rent is scheduled to decrease to $337,410 from $381,325.

On December 2025, the Company closed the sale of its 100% interest in the Jared Jewelry in Aurora, Illinois to an unrelated third party. On December 2, 2025, the sale closed with the Company receiving net proceeds of $3,118,075, which resulted in a net gain of $911,751. At the time of the sale, the cost and related accumulated depreciation was $3,818,345 and $1,612,021, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2025 and 2024, the Company recognized interest income of $61,028 and $44,929, respectively. In 2025, interest income increased due to the Company having more money invested in a money market account than in 2024 and interest rates remaining comparable.

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

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company's cash balances increased $2,529,673 as a result of the sale of three properties and cash received from operations. This was partially offset by distributions paid to the Members and cash used to repurchase Units. During the year ended December 31, 2024, the Company's cash balances increased $535,683 as a result of the sale of one property and cash received from operations. This was partially offset by distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,343,113 in 2024 to $1,291,911 in 2025 as a result of net timing differences in the collection of payments from the tenants, a decrease in rental income and an increase in LLC administration and property management expenses from unrelated parties in 2025, which were partially offset by the timing of expense payments, a decrease in LLC administration and property management expenses from affiliated parties in 2025 and an increase in interest income.

The major component of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2025, the Company generated cash flow from the sale of real estate of $5,632,191. During the same period, the Company did not expend any cash to invest in real estate. During the year ended December 31, 2024, the Company generated cash flow from the sale of real estate of $406,688. During the same period, the Company did not expend any cash to invest in real estate.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2025 and 2024, the Company declared distributions of $5,952,451 and $1,114,022, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $5,870,999 and $1,080,601 and the Managing Members were allocated declared distributions of $81,452 and $33,421 for the years ended December 31, 2025 and 2024, respectively.

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

During 2025, the Company repurchased a total of 2,315.76 Units for $1,171,789 from 69 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $11,836 in 2025. During 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Members received distributions of $939 in 2024.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 25 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	19 – 20

Balance Sheets as of December 31, 2025 and 2024	21

Statements for the Years Ended December 31, 2025 and 2024:

Operations	22

Cash Flows	23

Changes in Members’ Equity	24

Notes to Financial Statements	25 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 25 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 25 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 27, 2026

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2025	2024
Current Assets:
Cash	$4,226,789	$1,697,116
Total Current Assets	4,226,789	1,697,116

Real Estate Investments:
Land	3,367,004	5,868,790
Buildings	11,135,426	15,321,028
Acquired Intangible Lease Assets	2,178,056	2,178,056
Real Estate Held for Investment, at Cost	16,680,486	23,367,874
Accumulated Depreciation and Amortization	(6,517,534)	(9,163,754)
Total Real Estate Investments	10,162,952	14,204,120
Total Assets	$14,389,741	$15,901,236

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$188,468	$151,147
Distributions Payable	3,019,998	278,351
Unearned Rent	44,850	61,749
Total Current Liabilities	3,253,316	491,247

Members’ Equity (Deficit):
Managing Members	21,820	(803)
Limited Members – 50,000 Units authorized; 34,670.60 and 36,986.36 Units issued and outstanding as of December 31, 2025 and 2024, respectively	11,114,605	15,410,792
Total Members’ Equity	11,136,425	15,409,989
Total Liabilities and Members’ Equity	$14,389,741	$15,901,236

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2025	2024

Rental Income	$1,570,671	$1,661,922

Expenses:
LLC Administration – Affiliates	181,433	239,899
LLC Administration and Property Management – Unrelated Parties	241,654	95,523
Depreciation and Amortization	604,695	702,669
Total Expenses	1,027,782	1,038,091

Operating Income	542,889	623,831

Other Income:
Gain on Sale of Real Estate	2,257,995	711
Miscellaneous Other Income	600	0
Interest Income	61,028	44,929
Total Other Income	2,319,623	45,640

Net Income	$2,862,512	$669,471

Net Income Allocated:
Managing Members	$115,911	$100,252
Limited Members	2,746,601	569,219
Total	$2,862,512	$669,471

Net Income per LLC Unit	$76.70	$15.37

Weighted Average Units Outstanding – Basic and Diluted	35,810	37,029

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2025	2024

Cash Flows from Operating Activities:
Net Income	$2,862,512	$669,471

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	666,972	769,029
Gain on Sale of Real Estate	(2,257,995)	(711)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	37,321	(98,852)
Increase (Decrease) in Unearned Rent	(16,899)	4,176
Total Adjustments	(1,570,601)	673,642
Net Cash Provided By (Used For) Operating Activities	1,291,911	1,343,113

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	5,632,191	406,688
Net Cash Provided By (Used For) Investing Activities	5,632,191	406,688

Cash Flows from Financing Activities:
Distributions Paid to Members	(3,210,804)	(1,120,209)
Repurchase of LLC Units	(1,183,625)	(93,909)
Net Cash Provided By (Used For) Financing Activities	(4,394,429)	(1,214,118)

Net Increase in Cash	2,529,673	535,683

Cash, beginning of year	1,697,116	1,161,433

Cash, end of year	$4,226,789	$1,697,116

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2023	$(66,695)	$16,015,144	$15,948,449	37,158.30

Distributions Declared	(33,421)	(1,080,601)	(1,114,022)

Repurchase of Member Units	(939)	(92,970)	(93,909)	(171.94)

Net Income	100,252	569,219	669,471

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(81,452)	(5,870,999)	(5,952,451)

Repurchase of Member Units	(11,836)	(1,171,789)	(1,183,625)	(2,315.76)

Net Income	115,911	2,746,601	2,862,512

Balance, December 31, 2025	$21,820	$11,114,605	$11,136,425	34,670.60

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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
DECEMBER 31, 2025 AND 2024

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

Pursuant to Section 12.1(f) of the Company Agreement, the Managing General Partner can liquidate the Company upon the sale or other disposition of all or substantially all of its assets. The Managing General Partner has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Partnership Agreement.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

Cash Concentrations of Credit Risk

The Company's cash is deposited in one financial institution and at times during the year it may exceed Federal Deposit Insurance Corporation (FDIC) insurance limits.

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

The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of the estimating expected credit losses on these assets. The Company did not have an allowance for credit losses as of December 31, 2025 or 2024.

The Company did not have an opening balance of rent receivables as of January 1, 2024.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

Income Taxes

The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2022, and with few exceptions, is no longer subject to state tax examinations for tax years before 2022.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental income according to the terms of the individual leases. For unearned rent, the Company records a current liability for any amounts received but not yet earned. The opening balance of unearned rent was approximately $57,600 as of January 1, 2024. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2025 AND 2024

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
DECEMBER 31, 2025 AND 2024

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2025 and 2024.

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

At December 31, 2025 the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

Income (Loss) Per Unit

Income (Loss) per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2025 and 2024.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries. Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis. Therefore, the Company’s properties are classified as one reportable segment.

The Chief Operating Decision Maker (“CODM”) is the Managing Members. The CODM assesses performance and decides how to allocate resources based on operating results. The significant segment expenses include partnership administration expenses incurred from affiliates and unrelated parties, as well as property management expenses allocated from affiliates, as presented in the statements of income.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The Company has a single reportable segment based on the nature of its services and regulatory environment in which it operates. The nature of the business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Company’s CODM is the Managing Members. The Company adopted the standard as of January 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows all entities to elect a practical expedient related to developing forecasts as part of estimating expected credit losses that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted the standard as of January 1, 2025 and the adoption did not have a material impact on the Company's financial statements.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

Subsequent Events

The Company has evaluated subsequent events through March 27, 2026, the date which the financial statements were available to be issued, and has determined that the following transactions have occurred that would require recognition or disclosure.
In March 2026, the Company entered into an agreement to sell its 30% interest in University of Iowa Health Facility in Riverside, Iowa to AEI Healthcare Fund LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,196,000, which will result in a net gain of approximately $130,000. The property will be classified as Real Estate Held for Sale as of March 31, 2026 with a carrying value of approximately $1,066,000.

On March 10, 2026, the Company sold its 100% interest in Jared Jewelry store in Concord, New Hampshire to AEI National Income Property Fund VII LP (10%) and AEI Net Lease Income Fund 36 LP (30%), affiliates of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $4,416,405, which resulted in a net gain of $2,756,197. At the time of the sale, the cost and related accumulated depreciation and amortization was $4,157,634 and $2,497,426, respectively.

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities with common ownership listed:  Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund XXII Limited Partnership) and University of Iowa Health Facility in Riverside, Iowa (30% - AEI Healthcare Fund LLC).

                                       AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
	2025	2024

AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$181,433	$239,899

AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$241,654	$95,523

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$417	$8,039

The payable to AEI represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Members of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.

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
DECEMBER 31, 2025 AND 2024

(4)  Real Estate Investments – (Continued)

The Company’s properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999, acquired in 2005, and sold in 2025. The Jared Jewelry store in Concord, New Hampshire was constructed and acquired in 2005. The Jared Jewelry store in Aurora, Illinois was constructed in 2000 and acquired in 2005, and sold in 2025. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005, acquired in 2006, and sold in 2025. The Piedmont Health (Fka Coliseum Health) in Macon, Georgia was constructed in 2012 and acquired in 2022. The PetSmart store in Gonzales, Louisiana was constructed in 2013 and acquired in 2020. The Tractor Supply Company store in Canton, Mississippi was constructed in 2013 and acquired in 2018. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The University of Iowa Health Facility in Riverside, Iowa was constructed in 2010 and acquired in 2023.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2025 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Concord, NH	$1,061,663	$3,095,971	$4,157,634	$2,487,106
Piedmont Health, Macon, GA	412,795	1,269,639	1,682,434	346,692
PetSmart, Gonzales, LA	419,587	2,149,142	2,568,729	907,742
Tractor Supply, Canton, MS	648,841	2,099,841	2,748,682	594,964
Talecris Plasma Facility, Dallas, TX	585,424	1,707,997	2,293,421	370,067
University of Iowa Health, Riverside, IA	238,694	812,836	1,051,530	78,574
	$3,367,004	$11,135,426	$14,502,430	$4,785,145

For the years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $520,614 and $612,840, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2025		2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 25 and 32 months, respectively)	$1,237,805	$947,852	$1,237,805	$863,771

Above-Market Lease Intangibles (weighted average life of 18 and 25 months, respectively)	940,251	784,537	940,251	722,260
Acquired Intangible Lease Assets	$2,178,056	$1,732,389	$2,178,056	$1,586,031

For the years ended December 31, 2025 and 2024, the value of in-place lease intangibles amortized to expense was $84,081 and $89,829, respectively. The decrease to rental income for above-market leases was $62,277 and $66,360, respectively. There was no increase to rental income for below-market leases in 2025 and 2024.

For lease intangibles not held for sale at December 31, 2025, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2026	$84,081	$62,277
2027	84,081	62,277
2028	54,704	31,160
2029	18,651	0
2030	18,651	0
	$260,168	$155,714

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(4)  Real Estate Investments – (Continued)

On January 2, 2024, the Company closed the sale of its 100% interest in the Premier Diagnostic Imaging Center in Terre Haute, Indiana. The Company received net proceeds of $406,688, which resulted in a net gain of $711. At the time of sale, the cost and related accumulated depreciation was $1,248,000 and $842,023, respectively.

In January 2025, the Company entered into an agreement to sell its 60% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. On March 31, 2025, the sale closed with the Company receiving net proceeds of $2,018,418, which resulted in a net gain of $1,238,455. At the time of sale, the cost and related accumulated depreciation was $2,199,067 and $1,419,104, respectively.

On July 29, 2025, the Company closed the sale of its 35% interest in the Advance Auto Parts in Indianapolis, Indiana to an unrelated third party. The Company received net proceeds of $495,698, which resulted in a net gain of $107,789. At the time of the sale, the cost and related accumulated depreciation was $669,976 and $282,067, respectively.

In December 2025, the Company closed the sale of its 100% interest in the Jared Jewelry in Aurora, Illinois to an unrelated third party. On December 2, 2025, the sale closed with the Company receiving net proceeds of $3,118,075, which resulted in a net gain of $911,751. At the time of the sale, the cost and related accumulated depreciation was $3,818,345 and $1,612,021, respectively.

For properties owned as of December 31, 2025, the minimum future rent payments required by the leases are as follows:

2026	$1,307,485
2027	1,315,740
2028	870,753
2029	619,937
2030	622,046
Thereafter	1,168,031
$5,903,992

There were no contingent rents recognized in 2025 and 2024.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	2025	2024

Sterling Jewelers Inc.	$651,271	$775,654
Piedmont Healthcare	167,375	N/A
PetSmart LLC	258,336	258,336
Talecris Plasma Resources, Inc.	192,294	186,086
Tractor Supply Company	200,568	200,568
Aggregate rental income of major tenants	$1,469,844	$1,420,644
Aggregate rental income of major tenants as a percentage of total rental income	94%	85%

(6)  Members’ Equity –

For the years ended December 31, 2025 and 2024, the Company declared distributions of $5,952,451 and $1,114,022, respectively. The Limited Members were allocated declared distributions of $5,870,999 and $1,080,601 and the Managing Members were allocated declared distributions of $81,452 and $33,421 for the years ended December 31, 2025 and 2024, respectively. The Limited Members' declared distributions represented $163.95 and $29.18 per LLC Unit outstanding using 35,810 Units in 2025 and 37,029 Units in 2024, respectively. The declared distributions represented $76.70 and $15.37 per Unit of Net Income and $87.25 and $13.81 per Unit of return of contributed capital in 2025 and 2024, respectively.

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

During 2025, the Company repurchased a total of 2,315.76 Units for $1,171,789 from 69 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. During 2024, the Company repurchased a total of 171.94 Units for $92,970 from 8 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $11,836 and $939 in 2025 and 2024, respectively.

AEI INCOME & GROWTH FUND 25 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(7)  Income Taxes –

The following is a reconciliation of net income (loss) for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2025	2024

Net Income (Loss) for Financial Reporting Purposes	$2,862,512	$669,471

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	228,306	280,932

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	687	(37,887)

Gain (Loss) on Sale of Real Estate for Tax Purposes Compared to Loss for Financial Reporting Purposes	(1,197,360)	(1,475,089)
Taxable Income (Loss) to Members	$1,894,145	$(562,573)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2025	2024

Members’ Equity for Financial Reporting Purposes	$11,136,425	$15,409,989

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	2,702,785	3,671,839

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	44,850	44,163

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	6,015,670	6,015,670
Members’ Equity for Tax Reporting Purposes	$19,899,730	$25,141,661

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The Managing Members manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo of Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and is accountable for his actions to Ms. Nygard. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Ms. Nygard, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, resolves conflicts to the best of her ability, consistent with her fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

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

Marni J. Nygard, Esq., age 51, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Keith E. Petersen, CPA (inactive), age 51, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2025. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2025 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2026:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2025 and 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2025, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2025.

Person or Entity Receiving Compensation	For m and Method of Compensation	Amount Incurred From Incep tion (June 24, 2002) To December 31, 2025

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, most of which were reallowed to Participating Dealers.	$4,240,243

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$1,805,502

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,086,225

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,703,595

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$577,561

Managing Members	3% of Net Cash Flow in any fiscal year.	$1,249,803

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$51,213

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31:

Fee Category	2025	2024

Audit Fees	$24,000	$23,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$24,000	$23,000

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

AEI INCOME & GROWTH FUND 25
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 27, 2026	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 27, 2026
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 27, 2026
Keith E. Petersen	(Principal Accounting Officer)