Form 10-Q
period 2026-03-31
AEI INCOME & GROWTH FUND 25 LLC
filed 2026-05-13
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2026

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

As of May 13, 2026 there were 34,445.28 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of March 31, 2026 and December 31, 2025	3

	Statements for the Periods ended March 31, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$5,740,172	$4,226,789
Total Current Assets	5,740,172	4,226,789

Real Estate Investments:
Land	2,066,647	3,367,004
Buildings	7,326,619	11,135,426
Acquired Intangible Lease Assets	2,036,116	2,178,056
Real Estate Held for Investment, at Cost	11,429,382	16,680,486
Accumulated Depreciation and Amortization	(4,019,789)	(6,517,534)
Real Estate Held for Investment, Net	7,409,593	10,162,952
Real Estate Held for Sale	1,065,848	0
Total Real Estate Investments	8,475,441	10,162,952
Total Assets	$14,215,613	$14,389,741

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$178,262	$188,468
Distributions Payable	4,528,909	3,019,998
Unearned Rent	44,850	44,850
Total Current Liabilities	4,752,021	3,253,316

Members’ Equity:
Managing Members	27,309	21,820
Limited Members – 50,000 Units authorized; 34,670.60 Units issued and outstanding as of 3/31/2026 and 12/31/2025	9,436,283	11,114,605
Total Members’ Equity	9,463,592	11,136,425
Total Liabilities and Members’ Equity	$14,215,613	$14,389,741

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2026	2025

Rental Income	$293,467	$427,854

Expenses:
LLC Administration – Affiliates	48,534	52,332
LLC Administration and Property Management – Unrelated Parties	45,363	55,213
Depreciation and Amortization	111,735	156,455
Total Expenses	205,632	264,000

Operating Income	87,835	163,854

Other Income:
Gain on Sale of Real Estate	2,756,128	1,238,455
Interest Income	12,113	10,298
Total Other Income	2,768,241	1,248,753

Net Income	$2,856,076	$1,412,607

Net Income Allocated:
Managing Members	$55,498	$21,499
Limited Members	2,800,578	1,391,108
Total	$2,856,076	$1,412,607

Net Income per LLC Unit	$80.78	$37.61

Weighted Average Units Outstanding – Basic and Diluted	34,671	36,986

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2026	2025
Cash Flows from Operating Activities:
Net Income	$2,856,076	$1,412,607

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	127,303	172,024
Gain on Sale of Real Estate	(2,756,128)	(1,238,455)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(10,206)	25,901
Increase (Decrease) in Unearned Rent	0	(13,913)
Total Adjustments	(2,639,031)	(1,054,443)
Net Cash Provided By (Used For) Operating Activities	217,045	358,164

Cash Flows from Investing Activities:
Investments in Real Estate	(100,000)	0
Proceeds from Sale of Real Estate	4,416,336	2,018,418
Net Cash Provided By (Used For) Investing Activities	4,316,336	2,018,418

Cash Flows from Financing Activities:
Distributions Paid to Members	(3,019,998)	(278,351)

Net Increase in Cash	1,513,383	2,098,231

Cash, beginning of period	4,226,789	1,697,116

Cash, end of period	$5,740,172	$3,795,347

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

Balance, December 31, 2025	$21,820	$11,114,605	$11,136,425	34,670.60

Distributions Declared	(50,009)	(4,478,900)	(4,528,909)

Net Income	55,498	2,800,578	2,856,076

Balance, March 31, 2026	$27,309	$9,436,283	$9,463,592	34,670.60

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

(1)  Basis of Presentation -

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

(2)  Organization –

AEI Income & Growth Fund 25 LLC (the “Company”), a Limited Liability Company, was formed on June 24, 2002 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation (“ACC”). The Credit Trust fbo of Patricia Johnson and Patricia Johnson owned a majority interest in ACC, prior to the shares being equally transferred on March 10, 2026 to Marni Nygard and Paula Tillett. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

Pursuant to Section 12.1(f) of the Operating Agreement, the Managing Member can liquidate the Company upon the sale or other disposition of all or substantially all of its assets. The Managing Member has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Operating Agreement.

(3)  Recently Adopted Accounting Pronouncements –

No new accounting standards issued or proposed by the Financial Accounting Standards Board are currently applicable to the Company or are expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

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

In February 2026, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Canton, Mississippi to extend the lease term ten years commencing on June 1, 2028 and expiring on May 31, 2038.  Annual rent will increase to $254,100 for the first five years of the extended term and to $266,805 for the final five years. As part of the agreement, the Company paid a tenant improvement allowance of $100,000, which is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

On March 10, 2026, the Company sold its 100% interest in Jared Jewelry store in Concord, New Hampshire to AEI National Income Property Fund VII LP and AEI Net Lease Income Fund 36 LP, affiliates of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $4,416,336, which resulted in a net gain of $2,756,128. At the time of the sale, the cost and related accumulated depreciation and amortization was $4,157,634 and $2,497,426, respectively.

On May 8, 2026, the Company sold its 100% interest in University of Iowa Health Facility in Riverside, Iowa to AEI Healthcare Fund LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $1,187,959, which resulted in a net gain of $122,111. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,193,470 and $127,622, respectively. The property is classified as Real Estate Held for Sale as of March 31, 2026 with a carrying value of approximately $1,066,000.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the three months ended March 31, 2026 and 2025, the Company declared distributions of  $4,528,909 and $278,351, respectively. The Limited Members were allocated declared distributions of $4,478,900 and $270,001 and the Managing Members were allocated declared distributions of $50,009 and $8,350 for the periods ended March 31, 2026 and 2025, respectively. The Limited Members’ declared distributions represented $129.18 and $7.30 per LLC Unit outstanding using 34,671 and 36,986 weighted average Units for the three months ended March 31, 2026 and 2025, respectively. The declared distributions represented $80.78 and $7.30 per Unit of Net Income and $48.40 and $0 per Unit of return of contributed capital for the three months ended March 31, 2026 and 2025, respectively.

(7)  Fair Value Measurements –

At March 31, 2026 and December 31, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2026 and 2025, the Company recognized rental income of $293,467 and $427,854, respectively. Rental income decreased due to the disposition of three properties in 2025 and one property in 2026. Based on the scheduled rent for the properties owned as of April 30, 2026, the Company expects to recognize rental income of approximately $919,000 in 2026.

For the three months ended March 31, 2026 and 2025, the Company incurred LLC administration expenses from affiliated parties of $48,534 and $52,332, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $45,363 and $55,213, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Fund is in the final liquidation process.

On March 31, 2025, the Company closed the sale of its 60% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. The Company received net proceeds of $2,018,418, which resulted in a net gain of $1,238,455. At the time of sale, the cost and related accumulated depreciation was $2,199,067 and $1,419,104, respectively.

On May 8, 2026, the Company sold its 100% interest in University of Iowa Health Facility in Riverside, Iowa to AEI Healthcare Fund LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $1,187,959, which resulted in a net gain of $122,111. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,193,470 and $127,622, respectively. The property is classified as Real Estate Held for Sale as of March 31, 2026 with a carrying value of approximately $1,066,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

On March 10, 2026, the Company sold its 100% interest in Jared Jewelry store in Concord, New Hampshire to AEI National Income Property Fund VII LP and AEI Net Lease Income Fund 36 LP, affiliates of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $4,416,336, which resulted in a net gain of $2,756,128. At the time of the sale, the cost and related accumulated depreciation and amortization was $4,157,634 and $2,497,426, respectively.

For the three months ended March 31, 2026 and 2025, the Company recognized interest income of $12,113 and $10,298, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2026, the Company’s cash balances increased $1,513,383 primarily as a result of cash received from the sale of real estate, which was partially offset by investments in real estate and distributions paid to Members in excess of cash generated from operating activities. During the three months ended March 31, 2025, the Company’s cash balances increased $2,098,231 primarily as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Members.

Net cash provided by operating activities decreased from $358,164 in the three months ended March 31, 2025 to $217,045 in the three months ended March 31, 2026 as a result of a decrease in rental income. This was partially offset by an increase in interest income and a decrease in LLC administration expenses in 2025.

The major components of the Company’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2026, the Company generated cash flow from the sale of real estate of $4,416,336 and expended $100,000 to invest in real estate. During the three months ended March 31, 2025, the Company generated cash flow from the sale of real estate of $2,018,418.

In February 2026, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Canton, Mississippi to extend the lease term ten years commencing on June 1, 2028 and expiring on May 31, 2038.  Annual rent will increase to $254,100 for the first five years of the extended term and to $266,805 for the final five years. As part of the agreement, the Company paid a tenant improvement allowance of $100,000, which is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

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

For the three months ended March 31, 2026 and 2025, the Company declared distributions of $4,528,909 and $278,351, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated declared distributions of $4,478,900 and $270,001 for the periods ended March 31, 2026 and 2025 respectively. The Managing Members were allocated declared distributions of $50,009 and $8,350 for the periods ended March 31, 2026 and 2025, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

(b)  Changes in Internal Control Over Financial Reporting.

Effective April 30, 2026, there was a change in the Company’s internal control over financial reporting related to the transition of the principal financial officer role following the separation of the former Chief Financial Officer, Keith Petersen. Kristin Waddell was hired as the Chief Financial Officer effective May 4, 2026.

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

Dated: May 13, 2026	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)