Form 10-Q
period 2026-06-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2026-08-14
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2026

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

As of July 31, 2026 there were 34,445.28 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of June 30, 2026 and December 31, 2025	3

	Statements for the Periods ended June 30, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$2,316,830	$4,226,789

Real Estate Investments:
Land	1,417,806	3,367,004
Buildings	5,289,278	11,135,426
Acquired Intangible Lease Assets	1,355,208	2,178,056
Real Estate Held for Investment, at Cost	8,062,292	16,680,486
Accumulated Depreciation and Amortization	(2,949,551)	(6,517,534)
Real Estate Held for Investment, Net	5,112,741	10,162,952
Real Estate Held for Sale	2,349,091	0
Total Real Estate Investments	7,461,832	10,162,952
Total Assets	$9,778,662	$14,389,741

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$190,974	$188,468
Distributions Payable	1,720,719	3,019,998
Unearned Rent	18,113	44,850
Total Current Liabilities	1,929,806	3,253,316

Members’ Equity:
Managing Member	28,228	21,820
Limited Members – 50,000 Units authorized; 34,445.28 and 34,670.60 Units issued and outstanding as of 6/30/2026 and 12/31/2025, respectively	7,820,628	11,114,605
Total Members’ Equity	7,848,856	11,136,425
Total Liabilities and Members’ Equity	$9,778,662	$14,389,741

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Rental Income	$213,753	$391,406	$507,220	$819,260

Expenses:
LLC Administration – Affiliates	34,863	39,069	83,397	91,401
LLC Administration and Property Management – Unrelated Parties	25,582	52,119	70,945	107,332
Depreciation and Amortization	94,692	156,454	206,427	312,909
Total Expenses	155,137	247,642	360,769	511,642

Operating Income	58,616	143,764	146,451	307,618

Other Income:
Gain on Sale of Real Estate	111,981	0	2,868,109	1,238,455
Miscellaneous Other Income	0	600	0	600
Interest Income	9,224	19,878	21,337	30,176
Total Other Income	121,205	20,478	2,889,446	1,269,231

Net Income	$179,821	$164,242	$3,035,897	$1,576,849

Net Income Allocated:
Managing Member	$22,976	$17,125	$78,474	$38,624
Limited Members	156,845	147,117	2,957,423	1,538,225
Total	$179,821	$164,242	$3,035,897	$1,576,849

Net Income per LLC Unit	$4.55	$4.11	$85.58	$42.27

Weighted Average Units Outstanding – Basic and Diluted	34,445	35,792	34,558	36,389

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2026	2025
Cash Flows from Operating Activities:
Net Income	$3,035,897	$1,576,849

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	237,565	344,048
Gain on Sale of Real Estate	(2,868,109)	(1,238,455)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	2,506	12,293
Increase (Decrease) in Unearned Rent	(26,737)	(34,691)
Total Adjustments	(2,654,775)	(916,805)
Net Cash Provided By Operating Activities	381,122	660,044

Cash Flows from Investing Activities:
Investments in Real Estate	(262,500)	0
Proceeds from Sale of Real Estate	5,594,164	2,018,418
Net Cash Provided By (Used For) Investing Activities	5,331,664	2,018,418

Cash Flows from Financing Activities:
Distributions Paid to Members	(7,548,907)	(556,702)
Repurchase of Member Units	(73,838)	(614,889)
Net Cash Used For Financing Activities	(7,622,745)	(1,171,591)

Net Increase (Decrease) in Cash	(1,909,959)	1,506,871

Cash, beginning of period	4,226,789	1,697,116

Cash, end of period	$2,316,830	$3,203,987

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Member	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

Distributions Declared	(11,099)	(550,800)	(561,899)

Repurchase of Member Units	(6,149)	(608,740)	(614,889)	(1,194.77)

Net Income	17,125	147,117	164,242

Balance, June 30, 2025	$12,223	$15,519,476	$15,531,699	35,791.59

Balance, December 31, 2025	$21,820	$11,114,605	$11,136,425	34,670.60

Distributions Declared	(50,009)	(4,478,900)	(4,528,909)

Net Income	55,498	2,800,578	2,856,076

Balance, March 31, 2026	$27,309	$9,436,283	$9,463,592	34,670.60

Distributions Declared	(21,319)	(1,699,400)	(1,720,719)

Repurchase of Member Units	(738)	(73,100)	(73,838)	(225.32)

Net Income	22,976	156,845	179,821

Balance, June 30, 2026	$28,228	$7,820,628	$7,848,856	34,445.28

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026
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

On March 10, 2026, the Company sold its 100% interest in Jared Jewelry store in Concord, New Hampshire to AEI National Income Property Fund VII LP and AEI Net Lease Income Fund 36 LP, affiliates of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $4,411,836, which resulted in a net gain of $2,751,629. At the time of the sale, the cost and related accumulated depreciation and amortization was $4,157,634 and $2,497,427, respectively.

On April 29, 2026, in accordance with the lease amendment dated June 30, 2023, the Company paid a tenant improvement allowance of $162,500 to the tenant of the Piedmont Health facility in Macon, Georgia. The tenant improvement allowance is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

On May 8, 2026, the Company sold its 100% interest in University of Iowa Health Facility in Riverside, Iowa to AEI Healthcare Fund LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $1,182,328, which resulted in a net gain of $116,480. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,193,470 and $127,622, respectively.

In June 2026, the Company entered into an agreement to sell its 100% interest in the Tractor Supply store in Canton, Mississippi to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $3,400,000, which will result in a net gain on the sale of the property of approximately $1,075,000. The property is classified as Real Estate Held for Sale on the balance sheet as of June 30, 2026.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2026 and 2025, the Company declared distributions of $6,249,628 and $840,250, respectively. The Limited Members were allocated declared distributions of $6,178,300 and $820,801 and the Managing Member was allocated declared distributions of $71,328 and $19,449 for the periods ended June 30, 2026 and 2025, respectively. The Limited Members’ declared distributions represented $178.78 and $22.56 per LLC Unit outstanding using 34,558 and 36,389 weighted average Units for the six months ended June 30, 2026 and 2025, respectively. The declared distributions represented $85.58 and $22.56 per Unit of Net Income and $93.20 and $0 per Unit of return of contributed capital for the six months ended June 30, 2026 and 2025, respectively.

On April 1, 2026, the Company repurchased a total of 225.32 Units for $73,100 from 12 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $738 in the second quarter of 2026. On April 1, 2025, the Company repurchased a total of 1,194.77 Units for $608,740 from 37 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $6,149 in the second quarter of 2025.

(7)  Fair Value Measurements –

At June 30, 2026 and December 31, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2026 and 2025, the Company recognized rental income of $507,220 and $819,260, respectively. Rental income decreased due to the sale of three properties in 2025 and two properties in 2026. This decrease was partially offset by the rent increase of one property. Based on the scheduled rent for the properties owned as of July 31, 2026, the Company expects to recognize rental income of approximately $920,800 in 2026.

For the six months ended June 30, 2026 and 2025, the Company incurred LLC administration expenses from affiliated parties of $83,397 and $91,401, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were lower in 2026, when compared to 2025, mainly due to a decrease in property related management expenses. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $70,945 and $107,332, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, due to timing of tax services and a decrease in direct administrative costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

On March 10, 2026, the Company sold its 100% interest in Jared Jewelry store in Concord, New Hampshire to AEI National Income Property Fund VII LP and AEI Net Lease Income Fund 36 LP, affiliates of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $4,411,836, which resulted in a net gain of $2,751,629. At the time of the sale, the cost and related accumulated depreciation and amortization was $4,157,634 and $2,497,427, respectively.

On May 8, 2026, the Company sold its 100% interest in University of Iowa Health Facility in Riverside, Iowa to AEI Healthcare Fund LLC, an affiliate of the Company. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $1,182,328, which resulted in a net gain of $116,480. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,193,470 and $127,622, respectively.

For the six months ended June 30, 2026 and 2025, the Company recognized interest income of $21,337 and $30,176, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2026, the Company's cash balances decreased $1,909,959 as a result of distributions paid to Members, cash used to repurchase Units, and investments in real estate. This was partially offset by cash received from the sale of real estate and cash received from operations. During the six months ended June 30, 2025, the Company's cash balances increased $1,506,871 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $660,044 in the six months ended June 30, 2025 to $381,122 in the six months ended June 30, 2026 as a result of a decrease in rental income and a decrease in interest income. This was partially offset by net timing differences in the collection of payments from the tenants and a decrease in LLC administration and property management expenses from unrelated parties in 2026.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2026 the Company generated cash flow from the sale of real estate of $5,594,164 and expended $262,500 to invest in real estate. During the six months ended June 30, 2025, the Company generated cash flow from the sale of real estate of $2,018,418.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

On April 29, 2026, in accordance with the lease amendment dated June 30, 2023, the Company paid a tenant improvement allowance of $162,500 to the tenant of the Piedmont Health facility in Macon, Georgia. The tenant improvement allowance is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term.

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

For the six months ended June 30, 2026 and 2025, the Company declared distributions of $6,249,628 and $840,250, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Member. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Member. The Limited Members were allocated declared distributions of $6,178,300 and $820,801 and the Managing Member was allocated declared distributions of $71,328 and $19,449 for the periods ended June 30, 2026 and 2025, respectively.

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

On April 1, 2026, the Company repurchased a total of 225.32 Units for $73,100 from 12 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $738 in the second quarter of 2026. On April 1, 2025, the Company repurchased a total of 1,194.77 Units for $608,740 from 37 Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Members' ownership interest in the Company. As a result of this repurchase and pursuant to the Operating Agreement, the Managing Member received distributions of $6,149 in the second quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

(b)  Changes in Internal Control Over Financial Reporting.

Effective April 30, 2026, there was a transition of the principal financial officer role following the separation of the former Chief Financial Officer, Keith Petersen. Kristin Waddell was hired as the Chief Financial Officer effective May 4, 2026. There was no material change in the Company’s internal control over financial reporting as a result of this transition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On April 1, 2026, the Company repurchased 225 units. On April 1, 2025, the Company repurchased 1,195 units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/26 to 4/30/26	225.32	$324.43	6,868.50 (1)	(2)

5/1/26 to 5/31/26	--	--	--	--

6/1/26 to 6/30/26	--	--	--	--

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

Dated: August 13, 2026	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)