Form 10-Q
period 2026-09-30
AEI INCOME & GROWTH FUND 25 LLC
filed 2026-11-12
CIK 1185198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2026

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

As of October 31, 2026 there were 34,032.01 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 25 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Statements for the Periods ended September 30, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 25 LLC
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$4,155,720	$4,226,789

Real Estate Investments:
Land	1,005,011	3,367,004
Buildings	3,857,139	11,135,426
Acquired Intangible Lease Assets	993,255	2,178,056
Real Estate Held for Investment, at Cost	5,855,405	16,680,486
Accumulated Depreciation and Amortization	(2,279,382)	(6,517,534)
Real Estate Held for Investment, Net	3,576,023	10,162,952
Real Estate Held for Sale	1,462,752	0
Total Real Estate Investments	5,038,775	10,162,952
Total Assets	$9,194,495	$14,389,741

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$166,394	$188,468
Distributions Payable	3,325,109	3,019,998
Unearned Rent	18,657	44,850
Total Current Liabilities	3,510,160	3,253,316

Members’ Equity:
Managing Member	38,673	21,820
Limited Members – 50,000 Units authorized; 34,445.28 and 34,670.60 Units issued and outstanding as of 9/30/2026 and 12/31/2025, respectively	5,645,662	11,114,605
Total Members’ Equity	5,684,335	11,136,425
Total Liabilities and Members’ Equity	$9,194,495	$14,389,741

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Rental Income	$201,811	$386,868	$709,031	$1,206,128

Expenses:
LLC Administration – Affiliates	34,721	47,509	118,118	138,910
LLC Administration and Property Management – Unrelated Parties	22,753	60,044	93,698	167,376
Depreciation and Amortization	68,754	152,653	275,181	465,562
Total Expenses	126,228	260,206	486,997	771,848

Operating Income	75,583	126,662	222,034	434,280

Other Income:
Gain on Sale of Real Estate	1,077,097	107,789	3,945,206	1,346,244
Miscellaneous Other Income	0	0	0	600
Interest Income	7,908	20,242	29,245	50,418
Total Other Income	1,085,005	128,031	3,974,451	1,397,262

Net Income	$1,160,588	$254,693	$4,196,485	$1,831,542

Net Income Allocated:
Managing Member	$45,552	$27,260	$124,026	$65,884
Limited Members	1,115,036	227,433	4,072,459	1,765,658
Total	$1,160,588	$254,693	$4,196,485	$1,831,542

Net Income per LLC Unit	$32.37	$6.35	$117.97	$48.79

Weighted Average Units Outstanding – Basic and Diluted	34,445	35,792	34,520	36,190

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2026	2025
Cash Flows from Operating Activities:
Net Income	$4,196,485	$1,831,542

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	311,530	512,270
Gain on Sale of Real Estate	(3,945,206)	(1,346,244)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(22,074)	51,132
Increase (Decrease) in Unearned Rent	(26,193)	(17,059)
Total Adjustments	(3,681,943)	(799,901)
Net Cash Provided By Operating Activities	514,542	1,031,641

Cash Flows from Investing Activities:
Investments in Real Estate	(262,500)	0
Proceeds from Sale of Real Estate	9,020,353	2,514,116
Net Cash Provided By (Used For) Investing Activities	8,757,853	2,514,116

Cash Flows from Financing Activities:
Distributions Paid to Members	(9,269,626)	(1,118,601)
Repurchase of Member Units	(73,838)	(614,889)
Net Cash Used For Financing Activities	(9,343,464)	(1,733,490)

Net (Decrease) Increase in Cash	(71,069)	1,812,267

Cash, beginning of period	4,226,789	1,697,116

Cash, end of period	$4,155,720	$3,509,383

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)
	Managing Member	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2024	$(803)	$15,410,792	$15,409,989	36,986.36

Distributions Declared	(8,350)	(270,001)	(278,351)

Net Income	21,499	1,391,108	1,412,607

Balance, March 31, 2025	$12,346	$16,531,899	$16,544,245	36,986.36

Distributions Declared	(11,099)	(550,800)	(561,899)
Repurchase of Member Units	(6,149)	(608,740)	(614,889)	(1,194.77)
Net Income	17,125	147,117	164,242

Balance, June 30, 2025	$12,223	$15,519,476	$15,531,699	35,791.59

Distributions Declared	(26,402)	(2,065,801)	(2,092,203)

Net Income	27,260	227,433	254,693

Balance, September 30, 2025	$13,081	$13,681,108	$13,694,189	35,791.59

Balance, December 31, 2025	$21,820	$11,114,605	$11,136,425	34,670.60

Distributions Declared	(50,009)	(4,478,900)	(4,528,909)

Net Income	55,498	2,800,578	2,856,076

Balance, March 31, 2026	$27,309	$9,436,283	$9,463,592	34,670.60

Distributions Declared	(21,319)	(1,699,400)	(1,720,719)

Repurchase of Member Units	(738)	(73,100)	(73,838)	(225.32)

Net Income	22,976	156,845	179,821

Balance, June 30, 2026	$28,228	$7,820,628	$7,848,856	34,445.28

Distributions Declared	(35,107)	(3,290,002)	(3,325,109)

Net Income	45,552	1,115,036	1,160,588

Balance, September 30, 2026	$38,673	$5,645,662	$5,684,335	34,445.28

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

(3)  Recently Adopted Accounting Pronouncements –

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

In February 2026, the Company entered into an agreement with the tenant of the Tractor Supply Company store in Canton, Mississippi to extend the lease term ten years commencing on June 1, 2028 and expiring on May 31, 2038.  Annual rent will increase to $254,100 for the first five years of the extended term and to $266,805 for the final five years. As part of the agreement, the Company paid a tenant improvement allowance of $100,000, which is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term. On September 9, 2026, the Company sold its 100% interest to an unrelated party.

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

On April 29, 2026, in accordance with the lease amendment dated June 30, 2023, the Company paid a tenant improvement allowance of $162,500 to the tenant of the Piedmont Health facility in Macon, Georgia. The tenant improvement allowance is recorded within acquired intangible lease assets on the balance sheet and will be amortized over the lease term. The facility was classified as Held for Sale as of 9/30/2026 and amortization ceased. On October 22, 2026, the Company sold its 100% interest to AEI Net Lease Income Fund 36 LP, an affiliate of the Company.

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

On September 9, 2026 the Company sold its 100% interest in the Tractor Supply store in Canton, Mississippi to an unrelated third party. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $3,426,189, which resulted in a net gain of $1,077,097. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,529,590 and $1,180,498, respectively.

AEI INCOME & GROWTH FUND 25 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In September 2026, the Company entered into an agreement to sell its 100% interest in the Piedmont Health facility in Macon, Georgia to AEI Net Lease Income Fund 36 LP, an affiliate of the Company. The property was classified as Real Estate Held for Sale on the balance sheet at September 30, 2026. On October 22, 2026, the sale closed with the Company receiving net proceeds of $2,588,575, which resulted in a net gain on the sale of the property of approximately $1,125,823. At the time of sale, the cost and related accumulated depreciation was $2,206,887 and $744,135, respectively.

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2026 and 2025, the Company declared distributions of $9,574,737 and $2,932,453, respectively. The Limited Members were allocated declared distributions of $9,468,302 and $2,886,602 and the Managing Member was allocated declared distributions of $106,435 and $45,851 for the periods ended September 30, 2026 and 2025, respectively. The Limited Members’ declared distributions represented $274.28 and $79.76 per LLC Unit outstanding using 34,520 and 36,190 weighted average Units for the nine months ended September 30, 2026 and 2025, respectively. The declared distributions represented $117.97 and $48.79 per Unit of Net Income and $156.31 and $30.97 per Unit of return of contributed capital for the nine months ended September 30, 2026 and 2025, respectively.

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

(7)  Fair Value Measurements –

At September 30, 2026 and December 31, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2026 and 2025, the Company recognized rental income of $709,031 and $1,206,128, respectively. Rental income decreased due to the sale of three properties in 2025 and an additional three properties in 2026. This decrease was partially offset by the rent increase of one property. Based on the scheduled rent for the properties owned as of October 31, 2026, the Company expects to recognize rental income of approximately $866,200 in 2026.

For the nine months ended September 30, 2026 and 2025, the Company incurred LLC administration expenses from affiliated parties of $118,118 and $138,910, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. These expenses were lower in 2026, when compared to 2025, mainly due to a decrease in property related management expenses. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $93,698 and $167,376, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, due to a decrease in direct administrative costs.

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

On September 9, 2026 the Company sold its 100% interest in the Tractor Supply store in Canton, Mississippi to an unrelated third party. The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $3,426,189, which resulted in a net gain of $1,077,097. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,529,590 and $1,180,498, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recognized interest income of $29,245 and $50,418, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2026, the Company's cash balances decreased $71,069 as a result of distributions paid to Members, investments in real estate, and cash used to repurchase Units. This was partially offset as a result of cash received from the sale of real estate and cash received from operations. During the nine months ended September 30, 2025, the Company's cash balances increased $1,812,267 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $1,031,641 in the nine months ended September 30, 2025 to $514,542 in the nine months ended September 30, 2026 as a result of a decrease in rental income and a decrease in interest income.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2026 the Company generated cash flow from the sale of real estate of $9,020,353 and expended $262,500 to invest in real estate. During the nine months ended September 30, 2025, the Company generated cash flow from the sale of real estate of $2,514,116.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2026 and 2025, the Company declared distributions of $9,574,737 and $2,932,453, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Members and 3% to the Managing Member. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Members and 1% to the Managing Member. The Limited Members were allocated declared distributions of $9,468,302 and $2,886,602 and the Managing Member was allocated declared distributions of $106,435 and $45,851 for the periods ended September 30, 2026 and 2025, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, defined as the three months ended September 30, 2026, the Company did not purchase any Units.

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

Dated: November 12, 2026	AEI Income & Growth Fund 25 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)